Form 10-Q
period 1999-03-31
NORTHPOINT COMMUNICATIONS GROUP INC
filed 1999-06-21
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       Commission file number: 000-29828


                     NORTHPOINT COMMUNICATIONS GROUP, INC.
            (Exact name of Registrant as Specified in its Charter)


          DELAWARE                                    52-2147716
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)



                               222 Sutter Street
                        San Francisco, California 94108
                   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (415) 403-4003


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [XX] No

     The number of shares of Common Stock, par value $.001 per share, of NorthPoint Communications Group, Inc. outstanding as of June 16, 1999 was 121,508,923.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements................................     3

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    16


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    17

Item 2.  Changes in Securities and Use of Proceeds........................    17

Item 3.  Defaults Upon Senior Securities..................................    17

Item 4.  Submission of Matters to a Vote of Security Holders..............    17

Item 5.  Other Information................................................    18

Item 6.  Exhibits and Reports on Form 8-K.................................    18

                         PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)

                                                                                                                      (Unaudited)
                                                                                                      December 31,     March 31,
                                                                                                         1998            1999
                                                                                                       --------         ------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                               $ 10,956      $ 52,908
  Accounts receivable, net                                                                                     523           814
  Prepaid expenses and other assets                                                                          2,649         5,300
                                                                                                          --------      --------
     Total current assets                                                                                   14,128        59,022

Property and equipment:
  Networking equipment                                                                                      26,041        44,885
  Central office collocation space improvements                                                             15,599        22,002
  Computers and software                                                                                     2,489         3,942
  Leasehold improvements                                                                                     1,366         1,356
  Furniture, fixtures and office equipment                                                                   1.927         2,203
                                                                                                          --------      --------
    Total property and equipment                                                                            47,422        74,388
  Less accumulated depreciation and amortization                                                            (1,344)       (2,731)
                                                                                                          --------      --------
     Property and equipment, net                                                                            46,078        71,657

Deposits                                                                                                       296           344
                                                                                                          --------      --------

     Total assets                                                                                         $ 60,502      $131,023
                                                                                                          ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                                        $  9,379      $ 12,865
  Accrued expenses                                                                                           5,481        14,512
  Deferred revenue                                                                                             189             -
  Capital lease obligations, current portion net of unamortized debt discount
   of $265 and $265, respectively                                                                              925           950
  Line of credit borrowings, net of unamortized debt discount of $2,303 and $2,862,
    respectively                                                                                            48,422        47,138
  Note payable                                                                                                   -         5,600
                                                                                                          --------      --------
     Total current liabilities                                                                              64,396        81,065

Capital lease obligations, long-term portion, net of unamortized debt discount
   Of $598 and $531, respectively                                                                            2,640         2,364
                                                                                                          --------      --------
    Total liabilities                                                                                       67,036        83,429

Commitments and contingencies (Note 6)

Stockholder's equity (deficit):
  Convertible preferred stock, $0.001 par value; 49,060,250 and 101,250,000 shares authorized at December 31, 1998 and March 31, 1999, respectively;
    38,499,054 and 79,263,693 shares issued and
    outstanding at December 31, 1998 and March 31, 1999,
    respectively, liquidation preference of $91,564                                                             38            79
  Common stock, $0.001 par value; 112,500,000 and 281,250,000 shares authorized at December 31, 1998 and March 31, 1999, respectively;
    24,592,950 and 25,632,243 shares issued and
    outstanding at December 31, 1998 and March 31, 1999, respectively                                           25            26
  Warrants                                                                                                   5,232         7,144
  Additional paid-in capital                                                                                31,480       111,878
  Deferred stock compensation                                                                              (13,022)      (17,894)
  Accumulated deficit                                                                                      (30,287)      (53,639)
                                                                                                          --------      --------
     Total stockholders' equity (deficit)                                                                   (6,534)       47,594
                                                                                                          --------      --------
     Total liabilities and stockholders' equity (deficit)                                                 $ 60,502      $131,023
                                                                                                          ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)

                                                                             (Unaudited)
                                                                         Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                        1998            1999
                                                                        ----            ----
Revenues                                                             $        35     $     1,283

Operating expenses:
   Network expenses                                                          145           3,932
   Selling, marketing, general and administrative                          1,542          14,379
   Amortization of deferred stock compensation                               200           1,592
   Depreciation and amortization                                              77           1,387
                                                                     -----------     -----------

     Total operating expenses                                              1,964          21,290
                                                                     -----------     -----------

     Loss from operations                                                 (1,929)        (20,007)

Interest income                                                              106             238
Interest expense                                                             (47)         (3,583)
                                                                     -----------     -----------

     Net loss                                                            ($1,870)       ($23,352)
                                                                     ============    ===========

Net loss per common share - basic and diluted                             ($0.08)         ($0.94)
                                                                     ============    ===========
Weighted average shares used in computing net loss per
   common share - basic and diluted                                   24,345,000      24,908,053
                                                                     ============    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)

                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                         1998              1999
                                                                         ----              ----
Cash flows from operating activities:
  Net loss                                                             ($1,870)           ($23,352)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        77               1,387
       Amortization of deferred stock
         compensation                                                      200               1,592
       Amortization of debt discount                                        17               1,419
     Changes in assets and liabilities:
       Accounts receivable                                                 (34)               (290)
       Prepaid expenses and other assets                                   (82)             (2,651)
       Deposits                                                            (11)                (49)
       Accounts payable                                                      -               3,486
       Accrued expenses                                                    450               9,031
       Deferred revenue                                                      -                (189)
                                                                       -------             -------
        Net cash (used) in operating activities                         (1,253)             (9,616)

Cash flows from investing activities:
  Purchase of property and equipment                                    (2,196)            (26,967)
                                                                       -------             -------
        Net cash (used) by investing activities                         (2,196)            (26,967)

Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                       -              73,977
  Payments on line of credit borrowings                                      -                (725)
  Proceeds from note payable                                                 -               5,600
  Principal payments on capital lease obligations                          (53)               (317)
                                                                       -------             -------
        Net cash provided (used) by financing activities                   (53)             78,535

Net (decrease) increase in cash and equivalents                         (3,502)             41,952
Cash and equivalents at beginning of period                              9,448              10,956
                                                                       -------             -------
Cash and equivalents at end of period                                   $5,946             $52,908
                                                                       =======             =======

Supplemental cash flow information and noncash activities:
  Fixed assets obtained through capital lease                           $1,096             $     -
                                                                       =======             =======

  Warrants issued for bridge loan and capital lease                     $  166             $ 1,911
                                                                       =======             =======

  Income taxes paid                                                     $    1             $     4
                                                                       =======             =======

  Interest paid                                                         $   23             $   986
                                                                       =======             =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Organization and Basis of Presentation

The Company

     NorthPoint Communications Group, Inc. provides high speed network and data transport services, allowing internet service providers (ISPs), broadband data service providers and long distance and local phone companies (collectively, network service providers or NSPs) to meet the rapidly increasing information needs of small and medium-sized businesses, people who work in home offices and telecommuters.

Basis of Presentation

     The consolidated financial statements include the accounts of NorthPoint Communications Group, Inc. and its wholly-owned subsidiary NorthPoint Communications, Inc. Effective March 22, 1999, NorthPoint Communications, Inc., consummated a reorganization pursuant to which it became a wholly owned subsidiary of NorthPoint Communications Group, Inc., a newly created holding company. The reorganization was effected by a merger of NorthPoint Communications, Inc. with and into NorthPoint Merger Sub, Inc., a wholly owned subsidiary of NorthPoint Communications Group, Inc., with NorthPoint Communications, Inc., as the surviving corporation of such merger. As a result of the reorganization, the stockholders of NorthPoint Communications, Inc. immediately before the reorganization became the only stockholders of Northpoint Communications Group, Inc. immediately after the reorganization. All material intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     All share and per-share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect for all periods to a three-for-two stock split effective April 9, 1999, and a three-for-two stock split effective April 16, 1999.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-73065), for the year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.

2.  Earnings (Loss) Per Share - Basic and Diluted

     The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing income or loss applicable to holders of common stock by the weighted average number of shares of the Company's common stock outstanding during the period after having given consideration to shares subject to repurchase. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock.

     The following table presents the calculation of basic and diluted net loss per share:

                                          Three Months Ended   Three Months Ended
                                          March 31, 1998       March 31, 1999
                                          -------------        --------------
          Net Loss                          $ 1,870,000           $23,352,000
                                            -----------           -----------
          Basic & Diluted:
          Weighted average common
          shares used in computing
          basic and diluted net loss
          per share                          24,345,000            24,908,053
                                            -----------            ----------
          Basic and diluted net loss
          per common share                       ($0.08)               ($0.94)
                                            ===========            ==========


     The dilutive effect of options, warrants and convertible preferred stock has not been considered because the Company has a net loss and the impact of their assumed exercise would be antidilutive.

3.   Common Stock

     From January 1, 1999 to March 31, 1999, the Company granted to certain employees options to purchase an aggregate of 4,883,933 shares of common stock at an exercise price of $.67 to $6.67 per share. Under the provisions of APB No. 25, deferred compensation of approximately $6,465,000 will be recognized in connection with these grants.

     In connection with a bridge loan obtained by the Company, the Company issued in February and March 1999 warrants to purchase an aggregate of 337,500 shares of common stock. The fair value of these warrants was $3,075,000 which has been recognized as debt discount.

4.   Preferred Stock

     On February 19, 1999, the Company issued 37,715,357 shares of Series C preferred stock with total proceeds of approximately $59,200,000.

     In March 1999, the Company issued 1,728,408 shares of Series D-1 preferred stock with total proceeds of approximately $16,900,000. The rights and preferences attached to the Series D-1 preferred stock are similar to those of the Series C preferred stock, except that the Series D-1 preferred stock is non-voting and is convertible into a non-voting class of common stock. In connection with the initial public offering, the purchasers agreed that their Series D-1 preferred stock or common stock into which it converts will not be transferable for a period of one year after the earlier of the date of purchase of the Series D-1 preferred stock or the closing date of an initial public offering of NorthPoint Communications Group, Inc. common stock. In addition, the purchasers agreed that for a period of three years after the date of purchase of the Series D-1 preferred stock they will not purchase or otherwise acquire shares that would result in their direct or indirect or beneficial ownership of more than 10% of NorthPoint Communications Group, Inc. voting stock.

5.   Convertible Promissory Note

     In February 1999, the Company issued a subordinated convertible promissory note in the amount of $5.6 million to a customer.

6.   Commitments

     In March 1999, the Company entered into several strategic marketing agreements, mostly with stockholders, under which the Company is obligated to contribute a total of $16 million during 1999 and $600,000 during 2000 to support the development of a web site and other marketing activities.

7.   Subsequent Events

  Initial Public Offering

     The Company sold 17,250,000 shares of common stock at $24 per share in its initial public offering on May 5, 1999. Net of underwriting discounts and commissions, the proceeds to the Company were $388,500,000.

  Common Stock

     From April 1, 1999 to June 16, 1999, the Company granted to certain directors and employees options to purchase an aggregate of 2,868,775 shares of common stock at an exercise price of $18.00 to $43.25 per share, which was determined to be the fair value of the stock at the time of the grants.

     On April 5, 1999, the Company paid off a bridge loan and therefore all remaining unamortized debt discount of $2,862,000 will be recognized as interest expense in 1999. As of June 16, 1999, warrants to issue a total of 2,925,000 shares of common stock were issued under the bridge loan, none of which have been exercised.

     Upon the initial public offering of the Company's stock, the convertible promissory note (see note 5) was converted into 311,111 shares of Class B common stock.

  Preferred Stock

     In April 1999, NorthPoint Communications Group, Inc. issued 2,239,766 shares of Series D-1 preferred stock with total proceeds of $21,900,000. At the time of the Company's initial public offering, these shares in addition to the 1,728,408 Series D-1 shares issued in March 1999 (see note 4), automatically converted into 2,155,613 shares of Class B common stock of the Company at a conversion price of $18.

  Credit Facility

     On April 5, 1999, the Company entered into a secured credit facility with two banks consisting of:

     . a $10,000,000 senior first priority secured term loan, all of which was drawn down on the closing date;

     . a $50,000,000 senior first priority secured revolving credit facility that will convert into a senior first priority secured term loan within six months, $5,000,000 of which was drawn down on the closing date; and

     . a $40,000,000 second priority secured term loan, all of which was drawn down on the closing date.

The secured credit facility matures on the fifth anniversary of its closing date. On April 27, 1999, the Company entered into an amendment to the secured credit facility to increase the amount available under the senior first priority secured revolving credit facility to $60,000,000.

     The total amounts outstanding under the senior first priority secured loans bear interest, in the absence of an event of default, at our option at:

     .  the LIBOR rate plus four and one-half percent per year; or

     . the greater of the prime rate or the federal funds rate as announced by The Wall Street Journal plus four percent per year.

     The total amounts outstanding under the second priority secured term loan bear interest, in the absence of an event of default, at the Company's option at:

     .  the LIBOR rate plus eight percent per year; or

     . the greater of the prime rate or the federal funds rate as announced by The Wall Street Journal plus seven and one-half percent per year.

Borrowings under the senior secured credit facility are restricted based upon the Company's leverage ratio and the value of the Company's telecommunications assets from time to time.

     The capital stock of NorthPoint Communications, Inc., held by NorthPoint Communications Group, Inc. is pledged as collateral under the senior secured credit facility, as are substantially all of the Company's consolidated assets.

 Microsoft Investment and Warrant

     At the time of the initial public offering, Microsoft purchased common shares for $30 million and the Company granted Microsoft a warrant to purchase $30 million of Class B common stock at an exercise price per share of $36. This warrant is exercisable immediately and will expire five years after the initial public offering. The Company has determined the fair value of the Microsoft warrant using a Block-Scholes Model. The fair value of $2,619,000 will be recorded in the second quarter of 1999 as a contra equity account in additional paid-in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the consolidated audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-73065).

     Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those discussed herein and in our Registration Statement on Form S-1, as amended (File No. 333-73065), that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update information contained in any forward-looking statement. See "Forward-Looking Statements."

Overview

     We are a national provider of high speed, local data network services. Our networks use digital subscriber line, or DSL, technology to enable data transport over telephone company copper lines at guaranteed speeds up to 25 times faster than common dial-up modems. We market our network and data transport services to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Our customers can use our fast, secure and reliable data networks to provide continuously connected, economical Internet access and other data-intensive applications to end users. These end users are typically small- and medium-sized businesses with up to 500 employees, people who work in home offices, and telecommuters.

     We are currently providing services in 19 metropolitan areas in the United States and intend to offer service in a total of 28 metropolitan areas by the end of this year. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our 28 markets. We have already secured space in over 770 of those central offices and paid for collocation space improvements in these offices. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

     Upon completion of our planned expansion, our networks will be able to reach approximately four million businesses and 30 million households, including more than 80% of the small- and medium-sized businesses in our 28 markets. We have already obtained required regulatory approvals, including competitive local exchange carrier authorizations, to offer services in each of those markets. We are currently providing or have entered into agreements to provide our services to more than 120 network service providers and have connected over 5,100 of their end users to our networks.

     Since inception on May 16, 1997 and through the quarter ended March 31, 1998, our principal activities have included:

 .  developing our business plans;

 .  procuring governmental authorizations and space in central offices;
 .  raising capital, hiring management and other key personnel;
 .  working on the design and development of our network architecture and operations support systems;
 . acquiring equipment and facilities; and . negotiating interconnection agreements.

As a result of our development activities, we have experienced operating losses. We expect to experience increasing operating losses as we expand our operations.

    We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 18 additional markets, including the greater Los Angeles area, Boston, New York, Chicago, San Diego, Washington, D.C., Dallas, Detroit, Houston, Cleveland, Austin, Atlanta, Baltimore, Philadelphia, Pittsburgh, Miami/Fort Lauderdale, St. Louis and Tampa/St. Petersburg. We intend to offer our services in 9 additional metropolitan areas by year-end. Deployment of our networks will require significant upfront capital expenditures. We have targeted for this year an initial 900 central offices necessary to roll out services in our 28 targeted markets and, subsequently, an additional 350 central offices that will allow us to achieve blanket coverage in these markets.

    The principal capital expenditures we incur when we enter any market include:

 . the establishment of a metropolitan node -- a facility at which we aggregate and disseminate data traffic in each metropolitan area -- and the purchase and installation of electronic switching equipment for that node;
 .  the procurement, design and construction of the collocation cage in each central office;
 .  the purchase and installation of the network management and network test equipment in those cages; and
 .  the capitalized cost of the installation of such equipment.

    In addition, we incur operating, sales and market development expenses in order to enter a new market. Once we have deployed our network in a market, the majority of our additional capital expenditures are dependent upon orders to connect new end users. These success-based capital expenditures include DSL line cards, incremental digital subscriber line access multiplexers and network test equipment, and line cards for our electronic switches in our metropolitan node. In addition to the capital expenditures required to enter a market, we are required to fund each market's cash flow deficit as we build our customer base.

    Financial performance will vary from market to market, and the time when we will achieve positive earnings before interest, taxes, depreciation and amortization (EBITDA), if at all, will depend on factors such as:

 .  the size of the addressable market;
 .  the level of upfront sales and marketing expenses;
 .  the number and sequencing of central offices built out;
 .  the cost of the necessary infrastructure;
 .  the timing of market entry; and
 .  the commercial acceptance of our services.

EBITDA is a measure of financial performance commonly used in the telecommunications industry, but other companies may calculate it differently from us. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Factors Affecting Future Operations

  Revenues

    We derive our revenues from monthly recurring and nonrecurring charges to our wholesale customers. Monthly recurring revenues consist of end user line fees for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Our revenues consist almost exclusively of service revenues. We currently sell only minimal amounts of end user modems or other electronic equipment.

    We seek to price our services competitively in relation to those of the traditional telephone companies and other competitive telecommunications companies in each market. Current standard end user line prices that we charge to our network service providers for our services generally range from $75 per month for 160 kilobits per second service to $250 per month for 1.5 megabits per second service, before volume discounts. Although pricing will be an important part of our strategy, we believe that customer relationships, customer care and consistent quality will be the key to generating customer loyalty. During the past several years, market prices for many telecommunications services have been declining, which is a trend that we believe will likely continue. As prices decline for any given speed of service, we expect that the total number of end users and the proportion of our end users purchasing our higher-speed, higher-priced services will increase. The cost to upgrade an end user's speed is generally minimal.

  Network Expenses

     Our network expenses consist of nonrecurring and monthly recurring charges for the commodity transport elements we choose to lease rather than own. Nonrecurring network expenses include transport and loop installation fees. We expect these costs will be largely related to the activation of new central offices and new end users. Monthly recurring network expenses include loop fees, rent, power and other fees charged by traditional telephone companies, competitive telecommunications companies and other providers. As our customer and end user base grows, we expect the largest element of network expenses to be traditional telephone company charges for leased copper lines, which have historically been $3 to $40 per line per month, depending on the identity of the traditional telephone company and the location of the lines.

  Selling, Marketing, General and Administrative Expenses

     Our selling, marketing, general and administrative expenses primarily consist of costs related to selling, marketing, customer care, provisioning, billing, regulatory, corporate administration, network engineering and maintenance. Additionally, we incur other costs associated with administrative overhead, office leases and bad debt. We expect that our selling, marketing, general and administrative costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the start-up phase of our business. However, we expect these expenses to decline as a percentage of our revenues as we build our customer base and the number of end users connected to our networks increases.

     We plan to employ a regional sales team in each market we enter. To attract and retain a highly qualified sales force, we plan to offer our sales and customer care personnel a compensation package consisting of commissions and stock options. We expect to incur significant selling and marketing costs as we continue to expand our operations. In addition, we plan to offer sales promotions, especially in the first few years as we establish our market presence.

  Amortization of Deferred Stock Compensation

     Deferred stock compensation arises as a result of the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized over the vesting period of the applicable options.

  Depreciation and Amortization

     We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand our network. Depreciation and amortization expense includes:

     .  depreciation of network infrastructure equipment;
     .  depreciation of information systems, furniture and fixtures;
     . amortization of improvements to central offices, network control center facilities and corporate facilities;
     . amortization of central office collocation space improvements; and . amortization of software.

  Taxation

     We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. State taxes were limited to nominal amounts. Use of our net operating loss carryforwards, which begin to expire in 2003, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

Results of Operations

     As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

  Revenues

     We commercially introduced our services in March 1998 and recognized $35,000 in revenues for the quarter ended March 31, 1998. Revenues for the quarter ended March 31, 1999 were approximately $1,283,000, 75% of which consisted of recurring revenues. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year.

  Network Expenses

     Network expenses were approximately $145,000 for the quarter ended March 31, 1998 and $3,932,000 for the quarter ended March 31, 1999. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets and connect new end users.

  Selling, Marketing, General and Administrative Expenses

     Selling, marketing, general and administrative expenses were approximately $1,542,000 for the quarter ended March 31, 1998 and $14,379,000 for the quarter ended March 31, 1999. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

  Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation was $200,000 for the quarter ended March 31, 1998 and $1,592,000 for the quarter ended March 31, 1999. This increase in deferred stock compensation expense is due to the recruitment of new employees. The unamortized balance of $17,894,000 at March 31, 1999 will be amortized over the remaining vesting period of each grant.

  Depreciation and Amortization

     Depreciation and amortization expenses were approximately $77,000 for the quarter ended March 31, 1998 and $1,387,000 for the quarter ended March 31, 1999. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is due to the additional property and equipment that has been acquired for the development of our networks.

  Interest Income and Expense

     We incurred minimal interest expense for the quarter ended March 31, 1998. Interest expense for the quarter ended March 31, 1999 was approximately $3,583,000. Interest expense for the quarter ended March 31, 1999 includes amortization of $1,419,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants. The remainder of the interest expense primarily represents the interest associated with the bridge loan. Interest income was approximately $106,000 for the quarter ended March 31, 1998 and $238,000 for the quarter ended March 31, 1999. The interest income for the quarter ended March 31, 1998 was earned primarily from the proceeds raised in the Series B preferred stock financing in August 1997. The interest income for the quarter ended March 31, 1999 was earned primarily from the proceeds raised in the Series C preferred stock financing in February 1999.

  Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $2,196,000 for the quarter ended March 31, 1998 and $26,967,000 for the quarter ended March 31, 1999.

     Although we have no material commitments for capital expenditures during 1999, we plan to make total capital expenditures in 1999 estimated at $130,000,000 to $160,000,000 to develop our networks. In each market, we will initially target the central offices with the highest density of small- and medium-sized businesses. We will expand into other central offices when we obtain adequate demand or volume commitments from our customers. We will also incur capital expenditures for building a metropolitan node in each market and for expanding our network control center in San Francisco.

     As of March 31, 1999, we had an accumulated operating deficit of $53,639,000 and cash and cash equivalents of $52,908,000.

     Net cash used in operating activities was $1,253,000 for the quarter ended March 31, 1998 and $9,616,000 for the quarter ended March 31, 1999. The net cash used in operations was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable. The net cash used in investing activities was $2,196,000 for the quarter ended March 31, 1998 and $26,967,000 for the quarter ended March 31, 1999, primarily due to acquisitions of property and equipment. Net cash provided by financing activities was minimal for the quarter ended March 31, 1998. Net cash used by financing activities was approximately $78,535,000 for the quarter ended March 31, 1999, of which $73,977,000 related to the issuance of common and preferred stock and $5,600,000 related to borrowings, offset in part by the repayment of certain capital lease obligations and line of credit borrowings totaling approximately $1,042,000.

     Our working capital deficiency as of March 31, 1999 was $22,043,000. Of this amount, $47,138,000, after debt discount of $2,862,000, consisted of a line of credit borrowings from Morgan Stanley Bridge Loan Fund, L.L.C. ("MSBLF") which we obtained in July 1998. We repaid our borrowings under this line of credit in full in early April 1999 with the proceeds from the initial drawdown on our $110,000,000 senior secured credit facility.

     On April 5, 1999, we entered into a secured credit facility with Goldman Sachs Credit Partners L.P. and Newcourt Commercial Finance Corporation consisting of:

 .  a $10,000,000 senior first priority secured term loan, all of which we drew down on the closing date;
 . a $50,000,000 senior first priority secured revolving credit facility that will convert into a senior first priority secured term loan within six months, $5,000,000 of which we drew down on the closing date; and
 . a $40,000,000 second priority secured term loan, all of which we drew down on the closing date.

     On April 27, 1999, we entered into an amendment to the secured credit facility under which the senior first priority secured revolving credit facility was increased by $10,000,000. The secured credit facility matures on the fifth anniversary of its closing date. The total amounts outstanding under the senior first priority secured loans bear interest, in the absence of an event of default, at our option at:

 . the LIBOR rate plus four and one-half percent per year; or . the greater of the prime rate or the federal funds rate as announced by The
   Wall Street Journal plus four percent per year.

     The total amounts outstanding under the second priority secured term loan bear interest, in the absence of an event of default, at our option at:

 . the LIBOR rate plus eight percent per year; or . the greater of the prime rate or the federal funds rate as announced by The
   Wall Street Journal plus seven and one-half percent per year.

     Borrowings under the secured credit facility are restricted based upon our leverage ratio and the value of our telecommunications assets from time to time. We have used and intend to use the proceeds of the secured credit facility:

 .  to continue building our networks;
 .  to repay the MBLSF bridge loan and other indebtedness;
 .  to fund working capital; and
 .  for general corporate purposes.

     We pledged to the lenders under the secured credit facility all of the capital stock of NorthPoint Communications, Inc. held by NorthPoint Communications Group, Inc. We and our subsidiaries also pledged as additional collateral under the secured credit facility all of our personal property.

     In March and April 1999, we issued and sold an aggregate of 3,968,174 shares of Series D-1 preferred stock with total proceeds of approximately $38,800,000. Purchasers of our Series D-1 preferred stock included ICG Services, Inc. (an affiliate of ICG Communications, Inc.), At Home Corporation, Verio Inc., Cable & Wireless USA, Inc., Concentric Network Corporation, ALC Communications Corporation (an affiliate of Frontier Corporation), Network Plus Corporation and Netopia, Inc.

     In May 1999, we sold 17,250,000 shares of our common stock at $24 per share in our initial public offering. Net of underwriting discounts and commissions, the proceeds to us were $388,500,000. Microsoft Corporation and Tandy Corporation purchased $30 million and $20 million, respectively, of our stock in this offering. We believe that proceeds from this offering, together with existing capital resources, the investments from our strategic partners and proceeds from our secured credit facility, will be sufficient to fund our expansion and operating deficits through the middle of 2000. However, we may decide to seek additional capital earlier than the middle of 2000, the timing of which will depend upon market conditions, among other things. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

 .  we alter the schedule, targets or scope of our network rollout plan;

 . our plans or projections change or prove to be inaccurate; or . we acquire other companies or businesses.

We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities.

     We may be unsuccessful in raising sufficient additional capital. In particular, we may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our financing agreements and that will not impair our ability to develop our business. If we fail to raise sufficient funds, we may need to modify, delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Impact of Year 2000 Issue

     We believe that our computer systems and software are year 2000 compliant. However, we cannot assess the impact of potential year 2000 problems on operators of traditional telephone systems or other service providers (such as electric and utility) in the markets in which we operate. Because our systems will be interconnected with those of traditional telephone companies who operate these traditional telephone systems and other service providers, any disruption of operations in the computer programs of these service providers would likely have an impact on our systems in our markets. We cannot assure you that this impact will not have a material adverse effect on our business, prospects, financial condition and results of operations.

     We have inventoried and tested our enterprise application systems, including internally-developed and vendor-developed applications and off-the-shelf software and hardware relating to our internal information systems, and believe that such systems are year 2000 compliant. We have not reviewed our non-information technology systems, such as fire alarms, elevators and badge access systems, for year 2000 issues relating to embedded microprocessors. To the extent that year 2000 issues exist, these systems may need to be replaced or upgraded. Because our systems were implemented within the last two years, we do not anticipate significant year 2000 issues to arise, although we cannot be certain about this.

     In the provision of our DSL services, we use third party equipment and software and interact with traditional telephone companies that have equipment and software that may not be year 2000 compliant. We have requested assurances regarding year 2000 compliance from our equipment and software vendors and the traditional telephone companies. We currently have received assurances from most of our vendors and anticipate receiving assurances soon from the remaining vendors. We have not received similar assurances from the traditional telephone companies and do not anticipate that we will be able to do so. We plan to test our system interfaces with at least one traditional telephone company if we are able to obtain traditional telephone company cooperation. However, failure of our third-party or traditional telephone company software and equipment to be year 2000 compliant could cause us to incur significant expense in correcting any problems that arise, impacting our business, prospects, operating results and financial condition.

     We acknowledge the criticality and importance of year 2000 compliance within our organization. We are currently gathering year 2000 compliance and preparedness statements from all of our business partners. We plan to test and validate our system interfaces with partners and to develop a contingency plan prior to the end of the third quarter of 1999. However, if our partners' systems are not year 2000 compliant, our business, prospects, operating results and financial condition could be adversely affected.

     In the normal course of doing business with our partners and suppliers, we establish manual back-up processes (fax, phone, e-mail, etc.) for all critical interconnections and business functions. These manual processes are designed to replace our automated interfaces and processes in the event of a failure. We plan to test these contingency procedures on a frequent basis to ensure that they work properly in support of our business. Our contingency procedures will be available if year 2000 problems occur in any of our partner or supplier environments. In addition, we plan to conduct back-ups of all of our mission-critical systems in advance, with the ability to revert to previous day transactions to ensure minimal loss of corporate data if year 2000 problems occur in our systems.

     Our aggregate historical and future costs for year 2000 analysis, planning and remediation have not been material to date and we do not expect them to be material in the future. However, we cannot assure that these costs will not be greater than we currently expect. If these costs increase significantly, our business, prospects, operating results and financial condition could be adversely affected. Our complete internal review of and planning for year 2000 issues is anticipated to be completed by November 1, 1999.

Forward Looking Statements

     The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements, including but not limited to deployment of the company's network in new and existing regions and the timing and breadth of coverage in each region. Actual results may differ materially from those anticipated in any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the company's dependence on strategic third parties to market and resell its services, intense competition for the company's service offerings, dependence on growth in demand for DSL-based services, ability to raise additional capital and other risks and uncertainties detailed herein and in our Registration Statement on Form S-1, as amended (File No. 333-73065). All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our Registration Statement on Form S-1, as amended (File No. 333-73065). We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are currently exposed to the impact of interest rate changes and changes in market values of investments through our investment portfolio. Our principal exposure to financial market fluctuations relates to our secured credit facility, which is floating rate debt. While we have not used derivative financial instruments to manage our interest rate risk to date, we plan to manage our interest rate exposure in the future through such instruments, if necessary. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations.

     We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at March 31, 1999, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

Item 2.  Changes in Securities and Use of Proceeds.

     (c) Recent Sales of Unregistered Securities:

     During the three month period ended March 31, 1999, we have issued and sold unregistered securities as follows (all share numbers and prices set forth below have been adjusted to give effect to the three-for-two stock split effected on April 9, 1999 and the three-for-two stock split effected on April 16, 1999):

         (1) We issued a subordinated convertible promissory note convertible into 311,111 shares of Class B common stock, to Verio Inc. on March 26, 1999.

         (2) On March 22, 1999, we issued an aggregate of 40,500 shares of common stock to three consultants in exchange for recruiting and other consulting services rendered to us.

         (3) We issued an aggregate of 37,715,335 shares of Series C preferred stock in a private placement on February 19, 1999. The consideration received for such shares was $59,171,204.93.

         (4) From January 1999 through February 1999, we granted stock options to purchase an aggregate of 2,197,928 shares of common stock to employees, consultants and directors with exercise prices ranging from $0.67 to $6.22 per share pursuant to our 1997 Stock Option Plan.

         (5) We issued an aggregate of 1,728,406 shares of Series D-1 preferred stock in a private placement in March 1999 to ICG Services, Inc., Verio Inc. and Network Plus Corporation. The consideration received for such shares was $16,899,982.00.

         (6) In March 1999, we granted stock options to purchase an aggregate of 2,686,005 shares of common stock to employees, consultants and directors with an exercise price of $6.67 per share pursuant our 1999 Stock Plan.

     No underwriters were used in connection with these sales and issuances. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to (1) Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or (2) Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Effective March 22, 1999, NorthPoint Communications, Inc. consummated a reorganization pursuant to which it became our wholly owned subsidiary. The reorganization was effected by a merger between NorthPoint Communications, Inc. and another Delaware corporation formed solely for this purpose, which was our wholly owned subsidiary, with NorthPoint Communications, Inc. as the surviving corporation of such merger. As a result of the reorganization, the stockholders of NorthPoint Communications, Inc. immediately before the reorganization became our only stockholders immediately after the reorganization. We own all of the capital stock of NorthPoint Communications, Inc.

     The following matters were submitted to a vote of the security holders of NorthPoint Communications, Inc. during the three month period ended March 31, 1999 and prior to the reorganization.

     (1) Effective January 12, 1999, the stockholders approved by written consent our Fifth Amended and Restated Certificate of Incorporation. The Fifth Amended and Restated Certificate of Incorporation (a) effected a 1.889518-for-one stock split in the outstanding Series C Preferred Stock, (b) increased the authorized number of shares of Common Stock from 50,000,000 shares to 75,000,000 shares, (c) increased the authorized number of shares of Preferred Stock from 21,804,556 shares to 35,761,600 shares, (d) increased the authorized number of shares of Series B Preferred Stock from 17,006,954 shares to 17,563,187 shares and (e) increased the authorized number of shares of the Series C Preferred Stock from 4,797,602 shares to 18,198,413 shares. A total of 10,820,000 shares of Common Stock (out of 10,930,200 shares outstanding) were voted in favor of the written consent. A total of 11,020,832 shares of Series B Preferred Stock (out of 16,450,721 shares outstanding) were voted in favor of the written consent. A total of 600,000 shares of Series C Preferred Stock (out of 659,970 shares outstanding) were voted in favor of the written consent.

     (2) Effective March 1, 1999, the stockholders approved by written consent the reorganization described above. A total of 10,820,000 shares of Common Stock (out of 10,930,200 shares outstanding) were voted in favor of the written consent. A total of 14,459,553 shares of Series B Preferred Stock (out of 16,450,721 shares outstanding) were voted in favor of the written consent. A total of 16,686,857 shares of Series C Preferred Stock (out of 18,009,405 shares outstanding) were voted in favor of the written consent.

Item 5.  Other Information.

  None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits:

     The following exhibits are included as part of this Report:

     Exhibit
       No.      Description of Exhibit
     -------    ----------------------

       27.1     Financial Data Schedule for the three months ended March 31,
                1999.

  (b) Reports on Form 8-K:

     None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTHPOINT COMMUNICATIONS GROUP, INC.
                                  Registrant


Dated:  June 21, 1999             By: /s/  MICHAEL W. MALAGA
                                     --------------------------
                                     Michael W. Malaga
                                     Chairman of the Board and Chief Executive
                                     Officer

Dated:  June 21, 1999             By: /s/  HENRY P. HUFF
                                     ----------------------
                                     Henry P. Huff
                                     Chief Financial Officer