Form 10-Q
period 1999-06-30
NORTHPOINT COMMUNICATIONS GROUP INC
filed 1999-07-30
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

  The number of shares of Common Stock, par value $.001 per share, of NorthPoint Communications Group, Inc. outstanding as of July 28, 1999 was 121,403,370.

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  29


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................  30

Item 2.  Changes in Securities and Use of Proceeds....................  30

Item 3.  Defaults Upon Senior Securities..............................  30

Item 4.  Submission of Matters to a Vote of Security Holders..........  31

Item 5.  Other Information............................................  31

Item 6.  Exhibits and Reports on Form 8-K.............................  32

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (amounts in 000's, except share and per share amounts)

                                                                                             (Unaudited)
                                                                                               June 30,              December 31,
                                                                                                 1999                   1998
                                                                                          --------------------  --------------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                                          $291,655              $ 10,956
  Short-term investments                                                                              111,097                   ---
  Accounts receivable, net                                                                              1,431                   523
  Inventories                                                                                             683                   ---
  Prepaid expenses and other assets                                                                     8,042                 2,649
                                                                                                     --------              --------
         Total current assets                                                                         412,908                14,128
Property and equipment:
  Networking equipment                                                                                 51,783                26,041
  Central office collocation space improvements                                                        32,576                15,599
  Computers and software                                                                                6,477                 2,489
  Leasehold improvements                                                                                1,999                 1,366
  Furniture, fixtures and office equipment                                                              2,497                 1,927
                                                                                                     --------              --------
         Total property and equipment                                                                  95,332                47,422
  Less accumulated depreciation and amortization                                                       (5,544)               (1,344)
                                                                                                     --------              --------
         Property and equipment, net                                                                   89,788                46,078
Deposits                                                                                                  410                   296
                                                                                                     --------              --------
         Total assets                                                                                $503,106              $ 60,502
                                                                                                     ========              ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts Payable                                                                                   $  2,684              $  9,379
  Accrued expenses                                                                                     17,149                 5,481
  Deferred revenue                                                                                        ---                   189
  Capital lease obligations, current portion net of unamortized debt discount
     of $265 and $265, respectively                                                                       975                   925
  Line of credit borrowings, net of unamortized debt discount of $2,303                                   ---                48,422
                                                                                                     --------              --------
         Total current liabilities                                                                     20,808                64,396
Capital lease obligations, long-term portion, net of unamortized debt discount
   of $465 and $598, respectively                                                                       2,089                 2,640
Line of credit borrowings, long-term portion                                                           55,201                   ---
                                                                                                     --------              --------
         Total liabilities                                                                             78,098                67,036
Commitments and contingencies (Note 6)
Stockholder's equity (deficit):
  Convertible preferred stock, $0.001 par value; 101,250,000 and 49,060,250 shares authorized at
   June 30, 1999 and December 31, 1998, respectively; 38,499,054 shares issued and outstanding at
   December 31, 1998                                                                                      ---                    38
  Common stock, $0.001 par value; 281,250,000 and 112,500,000 shares authorized at June 30, 1999 and December 31, 1998, respectively; 123,758,925 (including 2,466,724 shares of Class B common stock) and 24,592,950 shares issued and outstanding at June 30, 1999 and December 31, 1998,
   respectively                                                                                           124                    25
  Warrants                                                                                              9,763                 5,232
  Additional paid-in capital                                                                          523,341                31,480
  Deferred stock compensation                                                                         (16,679)              (13,022)
  Accumulated deficit                                                                                 (91,541)              (30,287)
                                                                                                     --------              --------
         Total stockholders' equity (deficit)                                                         425,008                (6,534)
                                                                                                     --------              --------
         Total liabilities and stockholders' equity (deficit)                                        $503,106              $ 60,502
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

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in 000's, except share and per share amounts)


                                                                           (Unaudited)                 (Unaudited)
                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        1999          1998          1999          1998
                                                                    ------------  ------------  ------------  ------------
Revenues                                                            $     2,504   $       128   $     3,787   $       163

Operating expenses:
   Network expenses                                                       7,801           263        11,733           408
   Selling, marketing, general and administrative                        23,914         2,565        38,294         4,107
   Amortization of deferred stock compensation                            1,215           334         2,807           534
   Depreciation and amortization                                          2,813           195         4,200           272
                                                                    -----------   -----------   -----------   -----------

     Total operating expenses                                            35,743         3,357        57,034         5,321
                                                                    -----------   -----------   -----------   -----------

     Loss from operations                                               (33,239)       (3,229)      (53,247)       (5,158)

Interest income                                                           3,026            50         3,264           156
Interest expense                                                         (7,689)          (75)      (11,271)         (122)
                                                                    -----------   -----------   -----------   -----------

     Net loss                                                       $   (37,902)  $    (3,254)  $   (61,254)  $    (5,124)
                                                                    ===========   ===========   ===========   ===========

Net loss per common share - basic and diluted                            $(0.44)       $(0.13)       $(1.10)       $(0.21)
                                                                    ===========   ===========   ===========   ===========

Weighted average shares used in computing net loss per
   common share - basic and diluted                                  86,113,944    24,345,000    55,680,075    24,345,000
                                                                    ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (amounts in 000's)


                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                     ---------------------
                                                                                                        1999       1998
                                                                                                     ----------  ---------
Cash flows from operating activities:
  Net loss                                                                                            $(61,254)   $(5,124)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                     4,200        272
       Amortization of deferred stock compensation                                                       2,806        534
       Amortization of debt discount                                                                     4,347         50
     Changes in assets and liabilities:
       Accounts receivable                                                                                (908)      (112)
       Prepaid expenses and other assets                                                                (6,076)      (525)
       Deposits                                                                                           (114)      (173)
       Accounts payable                                                                                 (6,695)       597
       Accrued expenses                                                                                 11,869        560
       Deferred revenue                                                                                   (189)        36
                                                                                                      --------    -------

        Net cash used in operating activities                                                          (52,014)    (3,885)

Cash flows from investing activities:
  Purchase of short-term investments                                                                  (111,097)       ---
  Purchase of property and equipment                                                                   (47,910)    (4,938)
                                                                                                      --------    -------

        Net cash used in investing activities                                                         (159,007)    (4,938)

Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                                                 482,478        ---
  Borrowings on line of credit                                                                          55,000        724
  Payments on line of credit                                                                           (50,725)       ---
  Proceeds from convertible promissory note                                                              5,600        ---
  Principal payments on capital lease obligations                                                         (633)      (125)
                                                                                                      --------    -------

        Net cash provided by financing activities                                                      491,720        599

Net increase (decrease) in cash and equivalents                                                        280,699     (8,224)
Cash and cash equivalents at beginning of period                                                        10,956      9,448
                                                                                                      --------    -------

Cash and cash equivalents at end of period                                                            $291,655    $ 1,224
                                                                                                      ========    =======

Supplemental cash flow information and noncash activities:
  Fixed assets obtained through capital lease                                                         $    ---    $ 4,085
                                                                                                      ========    =======

  Warrants issued for bridge loan, capital lease and with issuance of equity (Microsoft investment)   $  4,530    $ 1,061
                                                                                                      ========    =======

  Conversion of convertible promissory note to Class B common stock                                   $  5,600    $   ---
                                                                                                      ========    =======

  Income taxes paid                                                                                   $      7    $     1
                                                                                                      ========    =======

  Interest paid                                                                                       $  5,795    $    58
                                                                                                      ========    =======

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

Basis of Presentation

  The consolidated financial statements include the accounts of NorthPoint Communications Group, Inc. and its wholly-owned subsidiary NorthPoint Communications, Inc., together with its wholly-owned subsidiary NorthPoint Communications of Virginia, Inc. Effective March 22, 1999, NorthPoint Communications, Inc. consummated a reorganization pursuant to which it became a wholly-owned subsidiary of NorthPoint Communications Group, Inc., a newly created holding company. The reorganization was effected by a merger of NorthPoint Communications, Inc., with and into NorthPoint Merger Sub, Inc., a wholly-owned subsidiary of NorthPoint Communications Group, Inc., with NorthPoint Communications, Inc., as the surviving corporation of such merger. As a result of the reorganization, the stockholders of NorthPoint Communications, Inc. immediately before the reorganization became the only stockholders of NorthPoint Communications Group, Inc. immediately after the reorganization. All material intercompany accounts and transactions have been eliminated.

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

  The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

  Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and the ability to hold investments until maturity. Therefore, all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying consolidated financial statements.

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

2.  EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

  The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing income or loss applicable to holders of common stock by the weighted average number of shares of the Company's common stock outstanding during the period after having given consideration to shares subject to repurchase. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock. See Condensed Consolidated Statements of Operations for computed amounts.

  The dilutive effect of options, warrants and convertible preferred stock has not been considered because the Company has a net loss and the impact of their assumed exercise would be antidilutive.

3.   COMMON STOCK AND WARRANTS

  The Company sold 17,250,000 shares of common stock at $24 per share in its initial public offering on May 5, 1999. Net of underwriting discounts and commissions, the proceeds to the Company were $388,500,000.

  From April 1, 1999 to June 30, 1999, the Company granted to certain directors and employees options to purchase an aggregate of 3,339,575 shares of common stock at an exercise price of $18.00 to $43.25 per share, which was determined to be the fair value of the stock at the time of the grants.

  Upon the initial public offering of the Company's stock, a convertible promissory note in the amount of $5,600,000 was converted into 311,111 shares of Class B common stock. The Class B common stock has rights that are identical to the Company's common stock except that the Class B common stock is non-voting stock. Commencing in March 2000, the Class B common stock may be converted into common stock on a one-for-one basis at the election of the holder, provided that such holder and its affiliates would not hold more than 10% of the voting stock of the Company, or will automatically convert into common stock upon transfer after such date to a third party.

  At the time of the initial public offering, Microsoft purchased common shares for $30,000,000 and the Company granted Microsoft a warrant to purchase $30,000,000 of Class B common stock at an exercise price per share of $36 in conjunction with this investment. This warrant is exercisable immediately and will expire in May 2004. The Company recorded the fair value of the Microsoft warrant of $2,619,000 using the Black-Scholes pricing model.

4.   PREFERRED STOCK

  In April 1999, NorthPoint Communications Group, Inc. issued 2,239,768 shares of Series D-1 preferred stock with total proceeds of $21,900,000. At the time of the Company's initial public offering, these shares, along with 1,728,408 shares of Series D-1 preferred stock issued in March 1999, automatically converted into 2,155,613 shares of Class B common stock of the Company at a conversion price of $18.

  Upon the initial public offering of the Company's common stock, each one of the Company's 37,014,122 shares of Series B preferred stock and 40,521,164 shares of Series C preferred stock converted into an equal number of shares of common stock.

5.   CREDIT FACILITY

  On April 5, 1999, the Company paid off a bridge loan and recognized all remaining unamortized debt discount of $2,862,000 as interest expense.

  On April 5, 1999, the Company entered into a secured credit facility consisting of:

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

For the first year that the senior first priority secured loans are outstanding, a portion of the interest payable on the loans equal to 2% per annum of the loans outstanding is being added to the outstanding loan balance, rather than being paid.

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

  The capital stock of NorthPoint Communications, Inc., held by NorthPoint Communications Group, Inc. is pledged as collateral under the credit facility, as are substantially all of the Company's consolidated assets.

6.  CONTINGENT WARRANTS

  The Company has agreed to issue warrants to purchase up to 212,568 shares of its common stock at a price of $1.5689 per share to one of its stockholders, contingent on the introduction of DSL services in certain markets by the Company and the placement of a purchase order by this stockholder for a certain number of DSL end users in those markets prior to September 30, 1999. No warrants have been issued under this agreement.

  If these warrants are issued they will be valued using a Black-Scholes pricing model and the corresponding deferred value will be amortized over a three year period.

7.   SUBSEQUENT EVENTS

  On July 22, 1999, the Company repaid $5,000,000 outstanding under the credit facility.

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

  Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve certain risks and uncertainties including, but not limited to, those discussed herein under "Risk Factors" that may cause actual results to differ materially from those expressed or implied in any forward-looking statement. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments. See "Forward-Looking Statements."

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

  We are currently providing services in 24 metropolitan areas in the United States and intend to offer service in a total of 29 metropolitan areas by the end of this year. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our 29 markets. We have already secured space in over 1,025 of those central offices and paid for collocation space improvements in these offices. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

  Upon completion of our planned expansion, our networks will be able to reach approximately four million businesses and 30 million households, including more than 80% of the small- and medium-sized businesses in our 29 markets. We have already obtained required regulatory approvals, including competitive local exchange carrier authorizations, to offer services in each of those markets. We are currently providing or have entered into agreements to provide our services to more than 150 network service providers and have connected over 7,000 of their end users to our networks.

  Since inception on May 16, 1997 and through the quarter ended June 30, 1999, our principal activities have included:

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

  We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 23 additional markets, including the greater Los Angeles area, Boston, New York, Chicago, San Diego, Washington, D.C., Dallas, Detroit, Denver, Houston, Cleveland, Austin, Atlanta, Baltimore, Philadelphia, Pittsburgh, Miami/Fort Lauderdale, St. Louis, Tampa/St. Petersburg, Raleigh/Durham, Seattle, Portland, Oregon, and Denver. We intend to offer our services in 5 additional metropolitan areas by year-end. Deployment of our networks will require significant upfront capital expenditures. We have targeted for this year an initial 900 central offices necessary to roll out services in our 29 targeted markets and, subsequently, an additional 350 central offices that will allow us to achieve blanket coverage in these markets.

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

  Financial performance will vary from market to market, and the time when we will achieve positive EBITDA, if at all, will depend on factors such as:

 .  the size of the addressable market;
 .  the level of upfront sales and marketing expenses;
 .  the number and sequencing of central offices built out;
 .  the cost of the necessary infrastructure;
 .  the timing of market entry; and
 .  the commercial acceptance of our services.

EBITDA is a measure of financial performance commonly used in the telecommunications industry. It is defined as earnings before interest, taxes, amortization of deferred stock compensation, depreciation and amortization. In accordance with the Company's definition, EBITDA was as follows:

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 ---------------------  ---------------------
                                    1999       1998        1999       1998
                                 ----------  ---------  ----------  ---------

          EBITDA                  $(29,207)   $(2,697)   $(46,186)   $(4,341)
                                  ========    =======    ========    =======

  Other companies' definition of EBITDA may differ from ours. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Factors Affecting Future Operations

Revenues

  We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Our revenues consist almost exclusively of service revenues. We currently sell only minimal amounts of end user modems or other electronic equipment.

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

  We accelerated our deployment during the course of this calendar year into additional geographic markets, successfully enabling us to sign more network service provider partners than previously planned. We plan to continue this strategy. We believe this strategy leaves us well-positioned to capitalize on the demand for our products. In view of this rapid deployment, we need to continue to enhance our abilities to develop the markets where we offer service. Specifically, this accelerated deployment plan requires us to introduce provisioning processes and interfaces with six of the eight major local telephone companies simultaneously. We also must increase and enhance training of our employees as well as our existing and new network service provider partners. While we anticipate continuing strong increases in end-user line installations in the next two to three quarters, we anticipate that line installations will accelerate as we gain efficiencies through more advanced provisioning processes and interfaces as well as anticipated growing demand for DSL services from our expanded partner base in existing and new geographic markets.

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

Amortization of Deferred Stock Compensation

  Deferred stock compensation arises as a result of the granting of stock options to employees with exercise prices per share subsequently determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized over the vesting period of the associated options.

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

Revenues

  We commercially introduced our services in March 1998 and recognized $128,000 in revenues for the quarter ended June 30, 1998. Revenues for the quarter ended June 30, 1999 were approximately $2,504,000, 67% of which consisted of recurring revenues. For the six months ended June 30, 1998 and June 30, 1999, revenues were $163,000 and $3,787,000, respectively, of which 71% consisted of recurring revenues for the six months ended June 30, 1999. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year.

Network Expenses

  Network expenses were approximately $263,000 for the quarter ended June 30, 1998 and $7,801,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1998 and June 30, 1999, network expenses were $408,000 and $11,733,000, respectively. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets and connect new end users.

Selling, Marketing, General and Administrative Expenses

  Selling, marketing, general and administrative expenses were approximately $2,565,000 for the quarter ended June 30, 1998 and $23,914,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1998 and June 30, 1999, selling, marketing, general and administrative expenses were $4,107,000 and $38,294,000, respectively. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

Amortization of Deferred Stock Compensation

  Amortization of deferred stock compensation was $334,000 for the quarter ended June 30, 1998 and $1,215,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1998 and June 30, 1999, amortization of deferred stock compensation was $534,000 and $2,807,000, respectively. This increase in deferred stock compensation expense is due to the recruitment of new employees. The unamortized balance of $16,679,000 at June 30, 1999 will be amortized over the remaining vesting period of each grant.

Depreciation and Amortization

  Depreciation and amortization expenses were approximately $195,000 for the quarter ended June 30, 1998 and $2,813,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1998 and June 30, 1999, depreciation and amortization was $272,000 and $4,200,000, respectively. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

Interest Income and Expense

  The interest income for the quarter ended June 30, 1998 was $50,000 and was earned primarily from the proceeds raised in the Series B preferred stock financing in August 1997. The interest income for the quarter ended June 30, 1999 was $3,026,000 and was earned primarily from the proceeds raised in the initial public offering in May 1999. Interest income was $156,000 for the six months ended June 30, 1998 and $3,264,000 for the six months ended June 30 1999.

  We incurred minimal interest expense for the quarter ended June 30, 1998. Interest expense for the quarter ended June 30, 1999 was approximately $7,689,000. Interest expense for the quarter ended June 30, 1999 includes amortization of $2,862,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants. The remainder of the interest expense primarily represents the interest associated with the credit facility and bridge loan. Interest expense was $122,000 for the six months ended June 30, 1998 and $11,271,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

  Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $4,938,000 for the six months ended June 30, 1998 and $47,910,000 for the six months ended June 30, 1999.

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

  As of June 30, 1999, we had an accumulated operating deficit of $91,541,000 and cash and cash equivalents of $291,655,000.

  Net cash used in operating activities was $3,885,000 for the six months ended June 30, 1998 and $52,014,000 for the six months ended June 30, 1999. The net cash used in operations was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable in 1998, and by an increase in accrued expenses in 1999. The net cash used in investing activities was $4,938,000 for the six months ended June 30, 1998 and $159,007,000 for the six months ended June 30, 1999, due to purchase of short-term investments and acquisitions of property and equipment. Net cash provided by financing activities was $599,000 for the six months ended June 30, 1998 and was primarily due to borrowings on a line of credit. Net cash provided by financing activities was approximately $491,720,000 for the six months ended June 30, 1999, of which $482,478,000 related to the issuance of common and preferred stock, $55,000,000 related to borrowings, and $5,600,000 related to proceeds from a convertible promissory note, offset primarily by the repayment of a $50,000,000 bridge loan.

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

For the first year that the senior first priority secured loans are outstanding, a portion of the interest payable on the loans equal to 2% per annum of the loans outstanding is being added to the outstanding loan balance, rather than being paid.

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

  In May 1999, we sold 17,250,000 shares of our common stock at $24 per share in our initial public offering. Net of underwriting discounts and commissions, the proceeds to us were $388,500,000. Microsoft Corporation and Tandy Corporation purchased $30,000,000 and $20,000,000, respectively, of our stock in this offering.

  We have used and intend to use the proceeds of this offering and from the secured credit facility to:

 .  to continue building our networks;
 .  to repay certain indebtedness;
 .  to fund working capital; and
 .  for general corporate purposes.

We believe that our existing capital resources will be sufficient to fund our expansion and operating deficits through the middle of 2000. However, we may decide to seek additional capital earlier than the middle of 2000, the timing of which will depend upon market conditions, among other things. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

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

Impact of Year 2000 Issue

  We believe that our computer systems and software are year 2000 compliant. However, we cannot assess the impact of potential year 2000 problems on operators of traditional telephone systems or other service providers (such as electric and utility) in the markets in which we operate. Because our systems will be interconnected with -- and thus are dependent on -- those of traditional telephone companies who operate these traditional telephone systems and other service providers, any disruption of operations in the computer programs of these service providers would likely have an impact on our systems in our markets. We cannot assure you that this impact will not have a material adverse effect on our business, prospects, financial condition and results of operations.

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

  In the provision of our DSL services, we use third party equipment and software and interact with traditional telephone companies that have equipment and software that may not be year 2000 compliant. We have requested assurances regarding year 2000 compliance from our equipment and software vendors and the traditional telephone companies. We currently have received assurances from most of our vendors and anticipate receiving assurances soon from the remaining vendors. We have learned that the traditional telephone companies have informed the Federal Communications Commission that they are year 2000 compliant. We are in the process of requesting that they provide assurances of their year 2000 compliance directly to us. We plan to test our system interfaces with at least one traditional telephone company if we are able to obtain traditional telephone company cooperation. However, failure of our third-party or traditional telephone company software and equipment to be year 2000 compliant could cause us to incur significant expense in correcting any problems that arise, impacting our business, prospects, operating results and financial condition.

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

  Our aggregate historical costs for year 2000 analysis, planning and remediation have not been material to date and we do not expect them to be material in the future. However, we cannot assure that these costs will not be greater than we currently expect. If these costs increase significantly, our business, prospects, operating results and financial condition could be adversely affected. Our complete internal review of and planning for year 2000 issues is anticipated to be completed by November 1, 1999.

Forward Looking Statements

  The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate, "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the company's dependence on strategic third parties to market and resell its services, intense competition for the company's service offerings, dependence on growth in demand for DSL-based services, ability to raise additional capital and other risks and uncertainties detailed herein under "Risk Factors" and in our Securities and Exchange Commission filings. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

Risk Factors

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business

  We were formed in May 1997 and began offering commercial services in the San Francisco Bay Area in March 1998. Because of our limited operating history, investors have limited operating and financial data about our company upon which to base an evaluation of our performance and an investment in our common stock.

  Investors should consider the risks, expenses and difficulties we may encounter, including those frequently encountered by early stage companies in new and rapidly evolving markets. As a result, we may be unable to:

  . develop our operational support systems and other information technology systems;

  .  obtain central office space and suitable copper wire loops;

  .  expand our customer base;

  .  raise additional capital;

  .  maintain adequate control of our expenses;

  .  attract and retain qualified personnel;

  . enter into and implement interconnection agreements with traditional telephone companies, some of which are our competitors or potential competitors;

  .  expand the geographic coverage of our network;

  . obtain governmental authorizations to operate as a competitive telecommunications company in new markets;

  .  continue to upgrade our technologies and enhance our product features; and

  .  respond to technological changes and competitive market conditions.

We Expect Our Losses and Negative Cash Flow to Continue

  To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1998, we had operating losses of approximately $25,362,000, net losses of $28,847,000, and negative cash flow from operating and investing activities of $52,913,000. For the six months ended June 30, 1999, we had operating losses of approximately $53,247,000, net losses of $61,254,000, and negative cash flow from operating and investing activities of $211,021,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

  We expect our operating expenses will increase significantly, especially in the areas of operations, sales and marketing, as we develop and expand our business and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

We Cannot Predict Whether We Will be Successful Because Our Business Model is Unproven and Our Market Is Developing

  Our business strategy is unproven. To be successful, we must, among other things, develop and market data networks and services that are widely accepted by our customers and their end users at prices that will yield a profit. Because our business and the overall market for high speed data communications services are in the early stages of development, we are unsure whether or when our DSL services will achieve commercial acceptance.

Our Failure to Achieve or Sustain Market Acceptance at Desired Pricing Levels Could Impair Our Ability to Achieve Profitability or Positive Cash Flow

  Prices for digital communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Quarterly Operating Results Are Likely to Fluctuate Significantly, Causing Our Stock Price to be Volatile or to Decline

  We cannot accurately forecast our revenue because of our limited operating history and the emerging nature of the data communications industry in our markets. Our revenue could fall short of our expectations if we experience delays or cancellations by even a small number of our customers. A number of factors are likely to cause fluctuations in our operating results, including:

  . the rate at which we are able to attract and retain customers, and whether larger customers fulfill their volume commitments to us;

  .  the ability of our customers to generate significant end user demand;

  . the timing and willingness of traditional telephone companies to provide and construct the required central office facilities;

  . the timing and willingness of traditional telephone companies to provide suitable copper wire loops at favorable prices;

  . the prices our customers and, in turn, their end users pay for our services;

  .  availability of financing to continue to fund our expansion;

  . our ability to deploy our services on a timely basis to satisfy end user demand;

  .  the mix of line orders between lower priced and higher priced lines;

  . the amount and timing of capital expenditures and operating costs as we expand our network;

  . the announcement or introduction of new or enhanced services by our competitors; and

  .  technical difficulties or network downtime.

  As a result, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially adversely affected.

A Limited Number of Customers Account for a High Percentage of Our Revenue and the Loss of a Significant Customer Could Harm Our Business

  We currently provide or have agreements to provide data transport solutions to more than 150 network service providers. For the quarter ended June 30, 1999, our two largest customers accounted for approximately 40% of our revenue. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Similarly, if our customers are unsuccessful in competing for end users in their own intensely competitive markets or experience other financial or operating difficulties, our business, prospects, financial condition and results of operations would be materially adversely affected.

  Many of our agreements with our customers are non-exclusive, and many of our customers are also customers of, or have invested in, our competitors. To the extent our significant customers strengthen their commercial relationships with our competitors, our business would be materially adversely affected.

We May Not Be Able to Continue to Grow Our Business If We Do Not Obtain Significant Additional Funds By the Middle of 2000

  We believe our current capital resources will be sufficient for our funding and working capital requirements and for the deployment and operation of our networks in targeted markets through the middle of 2000. We will need significant additional funds beyond then. We expect that the actual amount and timing of our future capital requirements will depend upon the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may seek additional financing earlier than the middle of 2000 if:

  .  we alter the schedule, targets or scope of our network rollout plan;

  .  our plans or projections change or prove to be inaccurate;

  .  we acquire other companies or businesses; or

  . market conditions allow us to raise public or privately financed capital on attractive terms.

  We may be unsuccessful in raising sufficient additional capital at all or on terms that we consider acceptable. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our networks, fund our expansion or respond to competitive pressures would be significantly impaired. Such limitation could have a material adverse effect on our business, prospects, financial condition or results of operations.

Our Business Activities and Our Ability to Raise Additional Funds Are Limited by Covenants Contained in Our Financing Agreements

  Our debt agreements and other financing agreements contain and will contain restrictions on our activities and financial covenants with which we will be required to comply. If we fail to comply with these requirements, we would be in default and our obligations could be declared immediately due and payable. We may be unable to make such required payments, or to raise sufficient funds from other sources.

  In addition, the terms of proposed new indebtedness or other funding may not be permitted by the terms of our current financing agreements. This may impair our ability to develop our business. If we fail to raise sufficient funds, we may be required to modify, delay or abandon some of our expansion plans, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We Need to Make Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

  In 1999, we will have to make significant capital expenditures estimated at $130,000,000 to $160,000,000 to develop our business and deploy our services and systems. The amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

Our Failure to Manage Our Growth Effectively Could Impair Our Business

  If we are successful in implementing our business plan, our operations will expand rapidly. This rapid expansion could place a significant strain on our management, financial and other resources. Our ability to manage future growth, if it occurs, will depend upon our ability to:

  .  control costs;

  .  maintain regulatory compliance;

  .  implement and significantly expand our financial and operating systems;

  .  maintain our operations support systems; and

  .  expand, train and manage our employee base.

We may be unable to do these things successfully. In addition, we may not successfully obtain, integrate and use our employees and management, operating and financial resources. Our business, prospects, financial condition and results of operations will be materially adversely affected if we are unable to manage our growth effectively.

The Data Communications Industry is Undergoing Rapid Technological Changes and New Technologies May Be Superior to the Technology We Use

  The data communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not presently have widely accepted standards, and alternative technologies for providing high speed data communications such as cable modem technology. As a consequence:

  . we will rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

  . our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

  . we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our products and technologies.

   If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important technologies, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our Success in Attracting and Retaining Customers Significantly Depends on Our Ability to Obtain Central Office Space From Traditional Telephone Companies

  We believe the growth and success of our business will depend upon securing physical central office space for our equipment in the central offices of traditional telephone companies in our target markets. We have experienced initial rejections of our applications to obtain space in some central offices. We believe we will continue to receive rejections of requested physical central office space as we expand our existing and planned networks. Although to date a majority of our applications to obtain physical central office space that were initially rejected have subsequently been accepted, we cannot assure you that we will be successful in reversing the pending rejections or any other rejected applications for space in desired central offices. Nor can we predict the extent of these rejections or their impact on our ability to provide service in our target markets. The rejection of our applications for central office space has in the past and could in the future result in delays and increased costs as we expand our services in our target markets. This may materially adversely affect our business, prospects, financial condition and results of operations.

  As we grow, we may be unable to secure central office space on a timely basis or at all. In some cases, although physical central office space is available, traditional telephone companies have claimed that they must refurbish space to make it suitable for our equipment--for example, by adding separate entrances, removing asbestos or obsolete machinery, or increasing power supply and air conditioning--which in some cases has made the cost to obtain that physical central office space prohibitively expensive. The FCC recently adopted new rules designed to make it easier and less expensive for competitive telecommunications companies to obtain central office space and to require traditional telephone companies to provide them with alternative arrangements for obtaining central office space. We cannot be certain of how effective these rules will be or whether our competitors will benefit to a greater extent from these rules than we will. We expect physical central office space to become increasingly scarce due to increasing demand from a growing number of competitive telecommunications companies.

  Even when space is available, we may face delays ranging from four months to more than a year after we place an order before space for our equipment is made available. If our applications for physical central office space are rejected, or the costs or delays associated with obtaining central office space become too expensive, our expansion plans could be adversely affected, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Broad service availability is also important to our customers and potential customers that want to provide Internet access or other data services on a national or regional basis. Our inability to obtain physical central office space in a timely manner could have a material adverse effect on our ability to attract and retain customers.

  Any disputes with traditional telephone companies over the types of equipment we seek to install in the central office space could also delay our installation and even impair our ability to provide service in the manner we deem appropriate. These delays or refusals could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Success Depends on Interconnection Agreements with Traditional Telephone Companies in Each of Our Markets

  The success of our strategy depends on our ability to enter into and renew interconnection agreements with traditional telephone companies in each of our target markets on a timely basis. Delays in obtaining additional interconnection agreements would postpone our entry into a market, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Interconnection agreements have limited terms of two to three years and we cannot assure you that existing or new agreements will be extended or negotiated on terms favorable to us. Interconnection agreements are also subject to state commission, FCC and judicial oversight. These government bodies may modify the terms or prices of our interconnection agreements in ways that adversely affect our business, prospects, financial condition and results of operations.

Our Business Could Suffer if High Quality Copper Lines Are Not Available or Cost Us More Than We Expect

  We significantly depend on the quality of the copper lines and the traditional telephone companies' maintenance of such lines. We cannot assure you that we will be able to obtain the copper lines and the services we require from the traditional telephone companies at quality levels, prices, terms and conditions satisfactory to us. Our failure to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

  Under federal law, traditional telephone companies have an obligation to negotiate with us in good faith to enter into interconnection agreements, including agreements on the price at which we can obtain suitable lines from these telephone companies. If no agreement can be reached, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last up to nine months. Moreover, the state commission must approve any interconnection agreement resulting from negotiation or arbitration, and any party may appeal an adverse decision by the state commission to federal district court. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, regarding our access to suitable lines in our favor. Moreover, the FCC rules governing pricing standards for access to the networks of the traditional telephone companies are currently being challenged in federal court. If the courts overturn the FCC's pricing rules, the FCC may adopt a new pricing methodology that would require us to pay a higher price to traditional telephone companies for access to suitable lines. This could have a detrimental effect on our business.

  We have not yet established a history of ordering and obtaining the provisioning and repair of very large volumes of lines from any traditional telephone company. We also depend on cooperation from traditional telephone companies for repair of transmission facilities. The traditional telephone companies in turn rely significantly on unionized labor. Labor-related issues and actions on the part of the traditional telephone companies have in the past, and may in the future, adversely affect traditional telephone companies' provision of services and network components that we order.

  Our dependence on the traditional telephone companies has caused and could continue to cause us to encounter delays in establishing our networks, provisioning lines and upgrading our services. These delays could adversely affect our relationships with our customers, harm our reputation or could otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

We Depend on Market Acceptance for DSL-Based Services

  The market for small- and medium-sized business, telecommuter and residential Internet access is in the early stages of development. Because we offer services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which these markets will grow. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. If the markets for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, our business, prospects, financial condition and results of operations could be materially adversely affected.

We Depend on Our Billing, Customer Service and Information Support Systems, Which Need Further Development

  Sophisticated information and processing systems are vital to our growth and ability to monitor costs, bill customers, process customer orders and achieve operating efficiencies. Our plans for the development and implementation of our operations support systems rely, for the most part, on acquiring products and services offered by third-party vendors and integrating those products and services in-house to produce efficient operational solutions. However, we may not successfully identify all of our information and processing needs or implement these systems on a timely basis or at all, and these systems may not perform as expected.

  In addition, our right to use these systems is dependent upon license agreements with third-party vendors. Some of those agreements may be cancelable by the vendor and the cancellation or nonrenewal of these agreements may have a material adverse effect on our business, prospects, financial condition and results of operations.

  Similar issues are applicable to the operations support systems and other systems of our customers, and to the interface between our systems and those of our customers. Therefore, failures at our customers could also have a material adverse effect on our business, prospects, financial condition and results of operations.

If We Do Not Adequately Address Year 2000 Issues, We May Incur Significant Costs and Our Business Could Suffer

  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, our computer programs that have date-sensitive software and software of companies into which our network is interconnected may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. If the systems of other companies on whose services we depend or with whom our systems interconnect are not year 2000 compliant, it could have a material adverse effect on our business, prospects, financial condition and results of operations. See "Impact of Year 2000 Issue."

We May Be Unable to Expand Our Network Services Effectively and Provide High Performance to a Substantial Number of End Users

  Due to the limited deployment of our services, the ability of our DSL network to connect and manage a substantial number of end users at high transmission speeds is still unknown. While peak digital data transmission speeds across our DSL network to and from the central office and the end user can exceed 1.5 megabits per second, the actual data transmission speeds over our network could be significantly slower due to:

  .  the type of DSL technology deployed;

  .  the distance an end user is located from a central office;

  .  the configuration of the telecommunications line being used;

  . the existence of and number of data transmission impediments on the telephone company copper lines;

  .  the gauge of the copper lines; and

  .  the presence and severity of interfering transmissions on nearby lines.

For example, we are not certain whether we can successfully deploy higher DSL speeds through digital loop carrier systems which, because they connect copper lines to a fiber link, currently limit DSL service to a maximum speed of 144 kilobits per second.

  Because we rely on traditional telephone companies to overcome technical limitations associated with loop carrier systems, we cannot assure investors that we will be able to successfully deploy high speed DSL service to all areas in our markets. As a result, our network may not be able to achieve and maintain the highest possible digital transmission speed. Our failure to achieve or maintain high speed digital transmissions would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Success Depends on Our Retention of Executive Officers and Other Key Personnel and Our Ability to Hire Additional Key Personnel

  We are managed by a small number of executive officers. Competition for qualified executives in the data communications services industry is intense, and there are a limited number of persons with comparable experience. We depend upon our executive officers because we believe there are few managerial personnel with qualifications to swiftly implement a business plan integrating DSL technology with the existing telephone infrastructure. We do not have employment agreements with any of our executive officers, so any of these individuals may terminate his or her employment with us at any time. We do not have "key person" life insurance policies on any of our executive officers.
The loss of these key individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

  We believe that our success will depend in large part on our ability to retain and attract qualified technical, marketing, managerial and other personnel. Additionally, we believe an effective sales force is critical to our success. The industry in which we compete is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to hire or retain necessary personnel in the future. Our inability to attract and retain key personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

The Market in Which We Operate is Highly Competitive, and We May Not Be Able to Compete Effectively, Especially Against Established Industry Competitors with Significantly Greater Financial Resources

  We face competition from many competitors with significantly greater financial resources, well-established brand names and larger customer bases. We also expect competition to intensify in the future. We expect significant competition from traditional and new telephone and telecommunications companies, including national long distance carriers, cable modem service providers, Internet service providers, on-line service providers, and wireless and satellite data service providers.

  Other Competitive Telecommunications Companies, Some with Greater Financial Resources, Compete in the Same Markets for the Same Customers. Other competitive telecommunications companies have entered and may continue to enter the market and offer high speed data services using a business strategy similar to ours. Some competitors, including those focusing on data transport such as Rhythms NetConnections Inc., Covad Communications Group, Inc., HarvardNet Inc., Dakota Services Limited, Prism Solutions, Inc. and Network Access Solutions Corporation, have begun to offer DSL-based access services, and others are likely to do so in the future. Certain of our customers have made investments in our competitors, which may enhance their relationships with these competitors at our expense. The Telecommunications Act of 1996 specifically grants any competitive local exchange carrier, or competitive telecommunications company, the right to negotiate interconnection agreements with traditional telephone companies, or incumbent local exchange carriers. The Telecommunications Act also allows competitive telecommunications companies to enter into interconnection agreements which are identical in all respects to ours. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired space in traditional telephone companies' central offices in many of our markets. As a result, our customers may contract with other competitive telecommunications companies, which may decrease our customers' demand for our services.

  Traditional Telephone Companies With Greater Resources Than Ours May Directly Compete in Our Markets. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess significant capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In addition, most traditional telephone companies have established or are establishing their own Internet service provider businesses, and all of the largest traditional telephone companies that are present in our target markets are conducting market trials of or have commenced offering DSL-based access services. For example, Pacific Bell and Southwestern Bell are offering commercial services in some territories in which we offer services, U S WEST is offering commercial DSL services and Ameritech has announced commercial DSL services in some areas of Michigan and Illinois. We recognize that the traditional telephone companies have the potential to quickly deploy DSL services and are in a position to offer service from central offices where we may be unable to secure space in traditional telephone companies' central offices. In addition, the FCC is considering establishing requirements for separate subsidiaries through which the traditional telephone companies could provide DSL service on a largely deregulated basis. As a result, we expect traditional telephone companies to be strong competitors in each of our target markets.

  National Long Distance Carriers May Begin to Compete for Our Small- and Medium-Sized Business Customers. Many of the leading traditional national long distance carriers, including MCI WorldCom, Inc., AT&T Corp. and Sprint Corporation, are expanding their capabilities to support high speed, end-to-end data networking services. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in traditional telephone companies' central offices from which they could begin to offer competitive DSL services. The newer national long distance carriers, such as Level 3 Communications, Inc., The Williams Companies, Inc., IXC Communications, Inc. and Qwest Communications International, Inc. are building and managing high speed fiber-based national data networks and partnering with Internet service providers to offer services directly to the public. These companies could modify their current business focus to include small- and medium-sized business customers using DSL or other technologies in combination with their current fiber networks.

  Cable Modem Service Providers May Offer High Speed Internet Access at More Competitive Rates Than Ours, Forcing Us to Lower Our Prices. Cable modem service providers, such as At Home Corporation and Road Runner, Inc. (with their cable partners), are deploying high speed internet access services over hybrid fiber coaxial cable networks. Where deployed, these networks provide similar and in some cases higher speed Internet access than we provide. They also offer these services at lower price points than our services. Actual or prospective cable modem service provider competition may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

  Internet Service Providers, Our Targeted Customers, May Begin to Provide DSL Services Directly. Internet service providers, such as GTE Internetworking, UUNET (a subsidiary of MCI WorldCom, Inc.), Sprint, Concentric Network Corporation, MindSpring Enterprises, Inc. and PSINet, Inc., provide Internet access to residential and business customers, generally using the existing telephone system. Some regional Internet service providers, such as HarvardNet Inc., InterAccess Co., Vitts Networks Inc. and Prism Solutions, Inc., have begun offering DSL-based services. Internet service providers could become competing DSL service providers if they attain certification as competitive telecommunications companies in the states in which they planned to operate.

  On-line Service Providers, Our Targeted Customers, May Begin to Provide DSL Services Directly. On-line service providers, such as America Online, Inc., Compuserve (a subsidiary of America Online), Microsoft Network, Prodigy, Inc., and WebTV Networks, Inc. (a subsidiary of Microsoft), provide, over the Internet and on proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable digital services to be provided to the significant number of consumers who have personal computers with modems. In addition, on-line service providers provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL has announced that it will purchase DSL services from Bell Atlantic and SBC Communications. If these on-line service providers were to extend their owned access networks to DSL, they would be our competitors.

  Wireless and Satellite Data Service Providers May Begin to Offer Wireless and Satellite-Based Internet Connectivity, Also Competing Against Us. Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including multi-channel multipoint distribution system, local multipoint distribution system, wireless communication service and point-to-point microwave systems. The FCC recently adopted new rules to permit multi-channel multipoint distribution system licensees to use their systems to offer two-way services, including high speed data, rather than solely to provide one-way video services. The FCC also has auctioned local multipoint distribution system licenses in all markets for wireless systems, which can be used for high speed data services. In addition, companies such as Teligent, Inc., Advanced Radio Telecom Corp., WNP (which recently agreed to be acquired by NEXTLINK) and WinStar Communications, Inc. hold point-to-point and/or point-to-multipoint microwave licenses to provide fixed wireless services such as voice, data and video conferencing.

  We also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Communications, Inc. (a subsidiary of General Motors Corporation), Teledesic LLC and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services.

  In January 1997, the FCC allocated 300 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. Although the allocation is designed to facilitate the creation of new wireless local area networks, it is too early to predict what kind of equipment might ultimately be manufactured and for what purposes it might be used.

  The telecommunications industry is subject to rapid and significant changes in technology, and we cannot predict the effect of technological changes on our business, such as continuing developments in DSL technology and alternative technologies for providing high speed data communications. These technological developments in the telecommunications industry could have a material adverse effect on our competitive position and therefore on our business, prospects, financial condition and results of operations.

Industry Consolidation Could Make Competing More Difficult

  Consolidation of companies offering high speed local data transport is occurring through acquisitions, joint ventures and licensing arrangements involving our competitors and our customers' competitors. As a company with limited operating history, we cannot assure that we will be able to compete successfully in an increasingly consolidated industry. Any heightened competitive pressures that we may face may have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, because we rely on our customers' marketing channels to provide our services to business and residential end users, if our customers are adversely affected by consolidation and integration in the market, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our Services are Subject to Uncertain Government Regulation, and Changes in Current or Future Laws or Regulations Could Restrict the Way We Operate Our Business

  We are subject to federal, state and local regulation of our telecommunications business. With the passage of the Telecommunications Act in 1996, Congress sought to foster competition in the telecommunications industry and to promote the deployment of advanced telecommunications technology. Implementation of the Telecommunications Act is the subject of ongoing administrative proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations.

  As a competitive telecommunications company, we are subject to FCC regulation for our contractual, or interconnection, arrangements with the traditional telephone companies, or incumbent local exchange carriers, in our markets, but the scope of this regulation is uncertain because it is the subject of ongoing court and administrative proceedings. Several parties have brought court challenges to the FCC's interconnection rules, including the rules that establish the terms under which a competitive telecommunications company may use portions of a traditional telephone company's network. Although the Supreme Court recently held that the FCC has the authority to adopt interconnection rules and specifically upheld several of these rules, other rules are still being considered by the courts. If a rule that is beneficial to our business is struck down, it could harm our ability to compete. In particular, the courts have not yet resolved the lawfulness of the methodology that the FCC established to determine the price that competitive telecommunications companies would have to pay traditional telephone companies for use of the traditional telephone companies' networks. The courts may determine that the FCC's pricing rules are unlawful, which would require the FCC to establish a new pricing methodology. If this occurs, the new pricing methodology that the FCC adopts may result in our having to pay a higher price to traditional telephone companies if we were to use a portion of their networks in providing our services, and this could have a detrimental effect on our business.

  Although the Supreme Court upheld most of the FCC's rules that the Court reviewed, it struck down the rule specifying the various portions of the traditional telephone companies' networks that the traditional telephone companies were required to make available to competitive telecommunications companies. As a result, the FCC will have to develop a new standard for determining which portions of the traditional telephone companies' networks must be made available to competitive telecommunications companies. This new standard may reduce the number of network components to which competitive telecommunications companies will have access. If this occurs, this may harm our ability to compete.

  Recently, various traditional telephone companies have requested the FCC grant them regulatory relief in the provision of data transmission services, including DSL services, which would allow the traditional telephone companies to compete more directly with DSL providers such as NorthPoint. In response, the FCC issued a decision that data services generally are telecommunications services that, when provided by traditional telephone companies, are subject to the FCC's interconnection rules, including the rule requiring that a traditional telephone company's data services be subject to unbundling and resale requirements. This issue is still pending before the FCC, and we cannot be certain that the FCC will not reconsider its decision. Moreover, although the FCC recently adopted new rules designed to provide greater access to central office space at less cost, these new rules may benefit our competitors to a greater extent than they benefit us, which could harm our competitiveness. Additionally, since the FCC issued its decision, various traditional telephone companies have again asked the FCC for regulatory relief with respect to their provision of data transmission services. The FCC has not yet resolved these later requests. We would expect that an FCC decision in favor of the traditional telephone companies could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

  As of June 30, 1999, we had approximately $58,995,000 of indebtedness and $425,008,000 of stockholders' equity.

  The degree to which we are leveraged could have important consequences to holders of our common stock, including, but not limited to, the following:

  . our ability to obtain additional financing or refinancing in the future for capital expenditures, repayment of outstanding indebtedness, working capital, acquisitions, general corporate or other purposes may be materially limited or impaired;

  . our cash flow, if any, may be unavailable for building our business, as a substantial portion of our cash flow may be dedicated to the payment of principal and interest on our indebtedness or other indebtedness that we may incur in the future, and our failure to generate sufficient cash flow to service such indebtedness could result in a default;

  . our debt agreements will contain restrictions and financial covenants which, if we fail to meet them, could result in our indebtedness being declared due prematurely, at a time when we could not make the required payments;

  . our leverage may make us more vulnerable to economic downturns, may limit our ability to withstand competitive pressures and may reduce our flexibility in responding to changing business and economic conditions; and

  . we may from time to time be more highly leveraged than many of our competitors, which may place us at a competitive disadvantage.

We Rely on Our Intellectual Property Which We May Be Unable to Protect, or We May Be Found to Infringe the Rights of Others

  Our success depends in part on our ability to protect our proprietary intellectual property. In addition, we may be sued over intellectual property rights. These lawsuits, or our inability to protect our intellectual property rights, could have a material adverse effect on our business, prospects, financial condition and results of operations.

  In April 1999 we received a letter from one of our competitors, Covad Communications Group, Inc., indicating that it has been informed of allowance of a United States patent application. This means that Covad can expect a United States patent will issue in the near future. According to Covad's letter, their patent application relates to digital subscriber loop implementations supporting
(a) a bandwidth of 128 kbps or 144 kbps combined with (b) a bandwidth greater than 128 or 144 kbps. Although the Covad letter quoted an allegedly allowed patent claim, the allowed patent application remains secret until issuance of the patent, and we have no other pertinent information about this patent application. To our knowledge, the patent has not been issued. As a result, we are unable to evaluate fully the validity or relevance of this patent application. If the patent application results in an issued patent that is valid, and if we infringe this patent, we could be required to obtain a license under the patent. While Covad has indicated that we may be interested in obtaining a license from them at the appropriate time, we cannot be certain that such a license, if needed, would be available on commercially acceptable terms if at all. If our services or portions of our services infringe a valid patent, and if we are unwilling or unable to obtain a license, then we will be unable to offer the infringing services. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

A System Failure or Breach of Network Security Could Delay or Interrupt Service to Our Customers

  The reliability of our transmission services in our markets would be impaired by a natural disaster or other unanticipated interruption of service or damage at any of our facilities. Additionally, failure of a traditional telephone company or other service provider to provide communications capacity required by us, as a result of a natural disaster, operational disruption or for any other reason, could cause interruptions in our services. Damage or failure that causes interruptions in our services could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might result in liability to our customers, and also might deter potential customers. Although we intend to implement security measures that are standard within the telecommunications industry, we may be unable to implement such measures in a timely manner or, if and when implemented, our security measures may be circumvented. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and these customers' end users. Any of the foregoing factors relating to network security could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Business Could Suffer From a Reduction or Interruption From Our Equipment Suppliers or Other Third Parties On Whom We Rely for Installation and Provision of Field Service

  We plan to purchase all of our equipment from various vendors and outsource the installation and field service of our networks to third parties. We also depend on the availability of fiber optic transmission facilities from third parties to connect our equipment within and between metropolitan areas. Any reduction of or interruption from our equipment suppliers, such as Copper Mountain Network, Inc., from which we purchase most of our digital subscriber line access equipment, or interruption in service from any significant installer or field service provider, such as Lucent Technologies, Inc., which has installed and maintained our equipment in all of our markets, could have a disruptive effect on our business, prospects, financial condition and results of operations.

  In addition, the pricing of the equipment we purchase may substantially increase over time, increasing the costs we pay in the future, or decrease over time, providing later market entrants with a cost advantage over us. The availability and pricing of the equipment we purchase would be adversely affected if our suppliers were to compete with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our network.

Uncertain Federal and State Tax and Other Surcharges on Our Services May Increase Our Payment Obligations

  Telecommunications providers are subject to a variety of complex federal and state surcharges and fees on their gross revenues from interstate and intrastate services, including regulatory fees, and surcharges related to the support of universal service. A finding that we misjudged the applicability of the surcharges and fees could increase our payment obligations and have a material adverse effect on our business, prospects, financial condition and results of operations.

Claims of Interference Could Harm Our Ability to Deploy Our Services

  Certain technical laboratory tests and field experience indicate that some types of DSL, in particular, asymmetrical DSL--in which data transport to the end user is faster than transport from the end user--may cause interference with and be interfered with by other signals present in a traditional telephone company copper plant. Citing this potential interference, some traditional telephone companies have imposed restrictions on the use of asymmetrical DSL technology over their copper lines. However, we do not believe that our symmetrical DSL technology equipment, which permits the same speed of data transport to and from the end user, poses interference risks. If traditional telephone companies were to restrict our use of our technology or equipment in the future, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our Stock Price May Be Volatile

  The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is likely to be volatile and may fluctuate substantially due to factors such as:

  .  our historical and anticipated quarterly and annual operating results;

  . variations between our actual results and analyst and investor expectations;

  .  announcements by us or others and developments affecting our business;

  .  investor perceptions of our company and comparable public companies; and

  . conditions and trends in the data communications and Internet-related industries.

  In particular, the stock market has from time to time experienced significant price and volume fluctuations affecting the common stocks of technology companies, which may include data communications and Internet-related companies. These fluctuations may result in a material decline in the market price of our common stock.

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

  Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of July 28, 1999, we have 121,403,370 shares of common stock outstanding. Of these shares, approximately 17,500,000 shares are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act. Of the remaining shares, approximately 97% are subject to lock-up agreements in which the holders of the shares have agreed not to sell any shares, subject to limited exceptions, for a period of 180 days (or in some cases longer) after the date of our initial public offering, which period expires on November 2, 1999. The shares not subject to lock-up agreements are "restricted securities" as defined in Rule
144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

Our Principal Stockholders and Management Own a Significant Percentage of NorthPoint, and Will Be Able to Exercise Significant Influence

  Our executive officers and directors and principal stockholders together beneficially own approximately 81% of our common stock. These stockholders, if they vote together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of NorthPoint.

Our Certificate of Incorporation and Bylaws Contain Provisions That Could Delay or Prevent a Change In Control of NorthPoint

  Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of NorthPoint, even if a change in control would be beneficial to stockholders. Our certificate of incorporation allows our board of directors to issue, without stockholder approval, preferred stock with terms set by the board of directors. The preferred stock could be issued quickly with terms that delay or prevent a change in control of NorthPoint or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of the common stock to decrease.

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

  We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at June 30, 1999, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (c) Recent Sales of Unregistered Securities:

  During the three month period ended June 30, 1999, we have issued and sold unregistered securities as follows (all share numbers and prices set forth below have been adjusted to give effect to the three-for-two stock split effected on April 9, 1999 and the three-for-two stock split effected on April 16, 1999):

    (1) From April 1999 through June 1999, we granted stock options to purchase an aggregate of 3,339,575 shares of common stock to employees, consultants and directors with exercise prices ranging from $18.00 to $43.25 per share pursuant to our 1999 Stock Plan.

    (2) We issued an aggregate of 2,239,768 shares of Series D-1 preferred stock in a private placement in April 1999 to ALC Communications Corporation (an affiliate of Frontier Corporation), At Home Corporation, Cable & Wireless USA, Inc., Concentric Network Corporation and Netopia, Inc. The consideration
received for such shares was $21,901,102.00.   These shares of Series D-1
preferred stock automatically converted to 1,216,726 shares of Class B common stock upon the closing of our initial public offering in May 1999. The Class B common stock has rights that are identical to the Company's common stock except that the Class B common stock is non-voting stock. Commencing in March 2000, the Class B common stock may be converted into common stock on a one-for-one basis at the election of the holder, provided that such holder and its affiliates would not hold more than 10% of the voting stock of the Company, or will automatically convert into common stock upon transfer after such date to a third party.

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

  (d) Report of Offering of Securities and Use of Proceeds Therefrom:

  In May 1999, we commenced and completed a firm commitment underwritten initial public offering of 17,250,000 shares of our common stock, including 2,250,000 shares related to the underwriters' overallotment option, at a price of $24.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333-73065), which was declared effective on May 5, 1999. The public offering was underwritten by a syndicate of underwriters led by Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston as their representatives. After deducting underwriting discounts and commissions of $25,500,000 and expenses of $2,000,000, we received net proceeds of $386,500,000.

  As of June 30, 1999, we had invested the net proceeds from our initial public offering in short-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S-1, as amended (File No. 333-73065). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of NorthPoint Communications Group, Inc., persons owning 10% or more of any class of our equity securities or any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The following matters were submitted to a vote of the security holders of NorthPoint Communications Group, Inc. during the three month period ended June 30, 1999.

  (1) Effective April 9, 1999, the stockholders approved by written consent (a) our Second Amended and Restated Certificate of Incorporation, (b) the adoption of our 1999 Stock Plan, and (c) the adoption of our 1999 Employee Stock Purchase Plan. The Second Amended and Restated Certificate of Incorporation (i) effected a three-for-two stock split in the outstanding Common Stock and Preferred Stock,
(ii) increased the authorized number of shares of Common Stock from 125,000,000 shares to 187,500,000 shares, (iii) increased the number of shares of Common Stock designated as Class B Common Stock from 8,000,000 shares to 12,000,000 shares, (iv) increased the authorized number of shares of Preferred Stock from 45,000,000 shares to 67,500,000 shares, (v) increased the authorized number of shares of Series B Preferred Stock from 17,563,187 shares to 26,344,780 shares,
(vi) increased the authorized number of shares of the Series C Preferred Stock from 18,198,413 shares to 27,297,619 shares, (vii) increased the authorized number of shares of the Series D Preferred Stock from 3,640,000 shares to 5,460,000 shares, (viii) increased the authorized number of shares of the Series D-1 Preferred Stock from 3,640,000 shares to 5,460,000 shares, and (ix) changed the name of the Corporation from NorthPoint Communications Holdings, Inc. to NorthPoint Communications Group, Inc. A total of 10,117,900 shares of Common Stock (out of 11,448,763 shares outstanding) were voted in favor of the written consent. A total of 14,459,553 shares of Series B Preferred Stock (out of 16,450,721 shares outstanding) were voted in favor of the written consent. A total of 16,120,002 shares of Series C Preferred Stock (out of 18,009,405 shares outstanding) were voted in favor of the written consent. A total of 927,272 shares of Series D-1 Preferred Stock (out of 1,536,362 shares outstanding) were voted in favor of the written consent.

  (2) Effective April 16, 1999, the stockholders approved by written consent our Third Amended and Restated Certificate of Incorporation. The Third Amended and Restated Certificate of Incorporation (a) effected a three-for two stock split in the outstanding Common Stock and Preferred Stock, (b) increased the authorized number of shares of Common Stock from 187,500,000 shares to 281,250,000 shares, (c) increased the number of shares of Common Stock designated as Class B Common Stock from 12,000,000 shares to 18,000,000 shares,
(d) increased the authorized number of shares of Preferred Stock from 67,500,000 shares to 101,250,000 shares, (e) increased the authorized number of shares of Series B Preferred Stock from 26,344,780 shares to 39,517,170 shares, (f) increased the authorized number of shares of the Series C Preferred Stock from 27,297,619 shares to 40,946,428 shares, (g) increased the authorized number of shares of the Series D Preferred Stock from 5,460,000 shares to 8,190,000 shares, and (h) increased the authorized number of shares of the Series D-1 Preferred Stock from 5,460,000 shares to 8,190,000 shares. A total of 13,921,048 shares of Common Stock (out of 17,326,423 shares outstanding) were voted in favor of the written consent. A total of 21,578,081 shares of Series B Preferred Stock (out of 24,676,075 shares outstanding) were voted in favor of the written consent. A total of 25,030,281 shares of Series C Preferred Stock (out of 24,179,990 shares outstanding) were voted in favor of the written consent. A total of 1,390,907 shares of Series D-1 Preferred Stock (out of 2,645,450 shares outstanding) were voted in favor of the written consent.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

The following exhibits are included as part of this Report:

Exhibit
  No.     Description of Exhibit
-------   ----------------------
  3.2     Amended and Restated Bylaws of NorthPoint Communications Group, Inc.

 10.1     The Amended and Restated NorthPoint Communications Group, Inc.
          Employee Stock Purchase Plan.

 10.27    Class B Common Stock Purchase Warrant dated May 10, 1999, made by
          NorthPoint Communications Group, Inc. in favor of Microsoft
          Corporation.

 10.31    Office Lease dated June 17, 1999, between The Equitable Life Assurance
          Society of the United States and NorthPoint Communications, Inc.

 10.32 Office Lease dated June 5, 1999, between Emery Station Associates, LLC and NorthPoint Comunications, Inc.

 27.1     Financial Data Schedule for the three months ended June 30, 1999.

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


                                        NORTHPOINT COMMUNICATIONS GROUP, INC.
                                        Registrant


Dated:  July 30, 1999                   By: /s/  MICHAEL W. MALAGA
                                            ----------------------
                                            Michael W. Malaga
                                            Chairman of the Board and Chief
                                            Executive Officer


Dated:  July 30, 1999                   By: /s/  HENRY P. HUFF
                                            ------------------
                                            Henry P. Huff
                                            Chief Financial Officer