Form 10-Q
period 1999-09-30
NORTHPOINT COMMUNICATIONS GROUP INC
filed 1999-11-15
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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



                          303 2nd Street, 10th Floor
                                  North Tower
                        San Francisco, California 94107
                   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (415) 403-4003


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

     The number of shares of Common Stock, par value $0.001 per share, of NorthPoint Communications Group, Inc. outstanding as of November 1, 1999 was 123,015,892. The number of shares of Class B Common Stock, par value of $0.001 per share, of NorthPoint Communication Group, Inc. outstanding as of November 1, 1999 was 2,466,724.

                               TABLE OF CONTENTS

                                                   PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.....................................................................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................................  28


                                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................................  29

Item 2.  Changes in Securities and Use of Proceeds.............................................................................  29

Item 3.  Defaults Upon Senior Securities.......................................................................................  29

Item 4.  Submission of Matters to a Vote of Security Holders...................................................................  29

Item 5.  Other Information.....................................................................................................  29

Item 6.  Exhibits and Reports on Form 8-K......................................................................................  29

                         PART 1. FINANCIAL INFORMATION

                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (amounts in 000's, except share and per share amounts)

                                                                                       (Unaudited)
                                                                                      September 30,    December 31,
                                                                                          1999            1998
                                                                                     --------------   -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 136,251        $ 10,956
  Short-term investments                                                                 167,125             ---
  Accounts receivable, net                                                                 4,560             523
  Inventories                                                                              2,845             ---
  Prepaid expenses and other assets                                                       11,428           2,649
                                                                                     -----------      ----------
         Total current assets                                                            322,209          14,128
Property and equipment:
  Networking equipment                                                                    81,517          26,041
  Central office collocation space improvements                                           41,752          15,599
  Computers and software                                                                  18,733           2,489
  Furniture, fixtures and office equipment                                                 3,684           1,927
  Leasehold improvements                                                                   3,045           1,366
                                                                                     -----------      ----------
         Total property and equipment                                                    148,731          47,422
  Less accumulated depreciation and amortization                                         (10,770)         (1,344)
                                                                                     -----------      ----------
         Property and equipment, net                                                     137,961          46,078
Long-term investment                                                                       6,740             ---
Deposits                                                                                     497             296
                                                                                     -----------      ----------
         Total assets                                                                  $ 467,407        $ 60,502
                                                                                     ===========      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                     $   5,194        $  9,379
  Accrued expenses                                                                        27,425           5,481
  Deferred revenue                                                                           ---             189
  Capital lease obligations, current portion net of unamortized debt discount
     of $265 and $265, respectively                                                        1,001             925
  Line of credit borrowings, net of unamortized debt discount of $2,303                      ---          48,422
                                                                                     -----------      ----------
         Total current liabilities                                                        33,620          64,396
Capital lease obligations, long-term portion, net of unamortized debt discount
   of $399 and $598, respectively                                                          1,806           2,640
Line of credit borrowings, long-term portion                                              50,479             ---
Deferred revenue                                                                           1,392             ---
                                                                                     -----------      ----------
         Total liabilities                                                                87,297          67,036

Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 101,250,000 and 49,060,250 shares authorized at September 30, 1999 and December 31, 1998,
      respectively; 38,499,054 shares issued and outstanding at December 31, 1998            ---              38
  Common stock, $0.001 par value; 281,250,000 and 112,500,000 shares authorized at September 30, 1999 and December 31, 1998, respectively; 125,241,738
      (including 2,466,724 shares of Class B common stock) and 24,592,950 shares
      issued and outstanding at September 30, 1999 and December 31, 1998, respectively       125              25
Warrants                                                                                   8,702           5,232
Additional paid-in capital                                                               524,590          31,480
Deferred stock compensation                                                              (15,275)        (13,022)
Accumulated deficit                                                                     (138,032)        (30,287)
                                                                                     -----------      ----------
         Total stockholders' equity (deficit)                                            380,110          (6,534)
                                                                                     -----------      ----------
         Total liabilities and stockholders' equity (deficit)                          $ 467,407        $ 60,502
                                                                                     ===========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in 000's, except share and per share amounts)

                                                                  (Unaudited)                    (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                           --------------------------      -------------------------
                                                              1999           1998            1999           1998
                                                           -----------     ----------      ----------     ----------
Revenues                                                      $  5,734        $   237       $   9,521       $    400

Operating expenses:
   Network expenses                                             13,547            851          25,280          1,259
   Selling, marketing, general and administrative               34,203          4,505          72,497          8,612
   Amortization of deferred stock compensation                   1,404          1,038           4,211          1,572
   Depreciation and amortization                                 5,226            321           9,426            593
                                                           -----------     ----------      ----------     ----------

         Total operating expenses                               54,380          6,715         111,414         12,036
                                                           -----------     ----------      ----------     ----------

         Loss from operations                                  (48,646)        (6,478)       (101,893)       (11,636)

Interest income                                                  4,709             19           7,973            175
Interest expense                                                (2,554)        (1,323)        (13,825)        (1,445)
                                                           -----------     ----------      ----------     ----------

         Net loss                                             $(46,491)       $(7,782)      $(107,745)      $(12,906)
                                                           ===========     ==========      ==========     ==========

Net loss per common share - basic and diluted                 $  (0.37)       $ (0.32)      $   (1.37)      $  (0.53)
                                                           ===========     ==========      ==========     ==========

Weighted average shares used in computing net loss
   per common share - basic and diluted                    124,486,783     24,434,430      78,867,684     24,375,138
                                                           ===========     ==========      ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in 000's)

                                                                                             (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       -------------------------
                                                                                         1999             1998
                                                                                       ---------        --------
Cash flows from operating activities:
  Net loss                                                                             $(107,745)       $(12,906)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       9,426             593
       Amortization of deferred stock compensation                                         4,211           1,572
       Amortization of debt discount                                                       4,414           1.031
     Changes in assets and liabilities:
       Accounts receivable                                                                (4,037)           (214)
       Prepaid expenses and other assets                                                 (11,623)         (1,869)
       Deposits                                                                             (201)            (95)
       Accounts payable                                                                   (4,185)          1,858
       Accrued expenses                                                                   22,075           3,097
       Deferred revenue                                                                     (189)             77
                                                                                       ---------        --------
         Net cash used in operating activities                                           (87,854)         (6,856)

Cash flows from investing activities:
  Purchase of short-term investments                                                    (167,125)            ---
  Purchase of long-term investment                                                        (5,000)            ---
  Purchase of property and equipment                                                    (101,310)        (16,524)
                                                                                       ---------        --------
         Net cash used in investing activities                                          (273,435)        (16,524)

Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                                   482,667           4,405
  Borrowings on line of credit                                                            55,000          11,724
  Payments on line of credit                                                             (55,725)            ---
  Proceeds from convertible promissory note                                                5,600             ---
  Principal payments on capital lease obligations                                           (957)           (480)
                                                                                       ---------        --------
         Net cash provided by financing activities                                       486,585          15,649
                                                                                       ---------        --------
Net increase (decrease) in cash and equivalents                                          125,296          (7,731)
Cash and cash equivalents at beginning of period                                          10,955           9,448
                                                                                       ---------        --------
Cash and cash equivalents at end of period                                             $ 136,251        $  1,717
                                                                                       =========        ========
Supplemental cash flow information and noncash activities:
  Fixed assets obtained through capital lease                                          $     ---        $  4,085
                                                                                       =========        ========
  Warrants issued for bridge loan, capital lease and with issuance of equity
    (Microsoft investment)                                                             $   4,530        $  5,232
                                                                                       =========        ========
  Conversion of convertible promissory note to Class B common stock                    $   5,600        $    ---
                                                                                       =========        ========
  Income taxes paid                                                                    $      12        $      1
                                                                                       =========        ========
  Interest paid                                                                        $   8,113        $    499
                                                                                       =========        ========

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

     Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and the ability to hold investments until maturity. Therefore, all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying consolidated financial statements.

     Inventories consist of communications equipment that will be installed at subscriber locations. Inventories are accounted for using the first-in first-out method at the lower of cost or market.

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

3.   COMMON STOCK

     From July 1, 1999 to September 30, 1999, the Company granted to employees options to purchase an aggregate of 2,004,500 shares of common stock at an exercise price of $18.63 to $26.75 per share, which was determined to be the fair value of the stock at the time of the grants.

4.   CREDIT FACILITY

     On July 22, 1999, the Company repaid $5,000,000 outstanding under its credit facility.

5.   SUBSEQUENT EVENTS

     On October 5, 1999, in accordance with the terms of its credit agreement, the Company borrowed $60,000,000 of its senior first priority secured revolving credit facility.

     On October 21, 1999, the Company granted to certain employees options to purchase an aggregate of 295,500 shares of common stock at an exercise price of $21.63 per share, which was the fair value of the stock at the time of the grant.

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

     We are currently providing services in 31 metropolitan areas, spanning 55 metropolitan statistical areas (MSAs), in the United States and intend to offer service in a total of over 60 metropolitan areas, spanning 110 MSAs by the end of next year. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our targeted markets. We have already secured space in over 1,300 of those central offices and paid for collocation space improvements in these offices. As of September 30, 1999, we had converted 683 of these central offices into operational status. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

     Upon completion of our planned expansion, our networks will be able to reach approximately 5.5 million businesses and 45 million households, including more than 80% of the small- and medium-sized businesses in over 60 markets. We are currently providing or have entered into agreements to provide our services to more than 200 network service providers. As of September 30, 1999 we had connected over 11,800 of their end users to our networks.

     Since inception on May 16, 1997 and through the quarter ended September 30, 1999, our principal activities have included:

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

     We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 30 additional markets, including the greater Los Angeles area, Boston, New York, Chicago, San Diego, Washington, D.C., Dallas, Detroit, Denver, Houston, Cleveland, Austin, Atlanta, Baltimore, Philadelphia, Pittsburgh, Miami/Fort Lauderdale, St. Louis, Tampa/St. Petersburg, Raleigh/Durham, Seattle, Portland, Oregon, Denver, Phoenix, Minneapolis, Indianapolis, Milwaukee, Orlando, Sacramento, Providence and Columbus, Ohio. We intend to offer our services in 29 additional metropolitan areas by year-end 2000. Deployment of our networks will require significant upfront capital expenditures. We have targeted for this year an initial 900 central offices necessary to roll out services in our initial 31 targeted markets and, subsequently, an additional 800 central offices that will allow us to achieve blanket coverage in these markets as well as 29 additional targeted markets.

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

     Financial performance will vary from market to market, and the time when we will achieve positive EBITDA, if at all, will depend on factors such as:

     .  the size of the addressable market;
     .  the level of upfront sales and marketing expenses;
     .  the number and sequencing of central offices built out;
     .  the cost of the necessary infrastructure;
     .  the timing of market entry;
     . the commercial acceptance of our services; and . the rate at which we can provision lines.

EBITDA is a measure of financial performance commonly used in the telecommunications industry. It is defined as earnings before interest, taxes, amortization of deferred stock compensation, depreciation and amortization. In accordance with the Company's definition, EBITDA was as follows:

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 -----------------------        -----------------------
                                                    1999           1998            1999           1998
                                                 --------        -------        --------        -------
EBITDA                                           $(41,971)       $(5,113)       $(88,157)       $(9,454)
                                                 ========        =======        ========        =======

     Other companies' definition of EBITDA may differ from ours. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Factors Affecting Future Operations

   Revenues

     We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Prior to the quarter ended September 30, 1999, we had sold only minimal amounts of end-user modems or other electronic equipment. During this most recent quarter, we began to sell an increasing amount of such equipment to support the needs of our growing network service provider partner base.

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

     We accelerated our deployment during the course of this calendar year into additional geographic markets, successfully enabling us to sign more network service provider partners than previously planned. We plan to continue this strategy. We believe this strategy leaves us well-positioned to capitalize on the demand for our products. In view of this rapid deployment, we need to continue to enhance our abilities to develop the markets where we offer service. Specifically, this accelerated deployment plan requires us to introduce provisioning processes and interfaces with all of the eight major local telephone companies simultaneously. We also must increase and enhance training of our employees as well as our existing and new network service provider partners. While we anticipate continuing strong increases in end-user line installations in the next two to three quarters, we anticipate that line installations will accelerate as we gain efficiencies through more advanced provisioning processes and interfaces as well as anticipated growing demand for DSL services from our expanded partner base in existing and new geographic markets. Acceleration of line installation is dependent upon our ability to upgrade our provisioning processes, the timing of which could affect future quarterly results.

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

   Revenues

     We commercially introduced our services in March 1998 and recognized $237,000 in revenues for the quarter ended September 30, 1998. Revenues for the quarter ended September 30, 1999 were approximately $5,734,000, 53% of which consisted of recurring revenues. For the nine months ended September 30, 1998 and September 30, 1999, revenues were $400,000 and $9,521,000, respectively, of which 60% consisted of recurring revenues for the nine months ended September 30, 1999. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year. In addition, nonrecurring revenues as a proportion of total revenues increased from the prior quarter as we sold an increasing amount of end-user modems and other electronic equipment during the quarter to support the needs of our growing network service provider partner base.

   Network Expenses

     Network expenses were approximately $851,000 for the quarter ended September 30, 1998 and $13,547,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 1998 and September 30, 1999, network expenses were $1,259,000 and $25,280,000, respectively. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation and costs, costs of end user modems, and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets and connect new end users.

   Selling, Marketing, General and Administrative Expenses

     Selling, marketing, general and administrative expenses were approximately $4,505,000 for the quarter ended September 30, 1998 and $34,203,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 1998 and September 30, 1999, selling, marketing, general and administrative expenses were $8,612,000 and $72,497,000, respectively. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

   Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation was $1,038,000 for the quarter ended September 30, 1998 and $1,404,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 1998 and September 30, 1999, amortization of deferred stock compensation was $1,572,000 and $4,211,000, respectively. This increase in deferred stock compensation expense is due to the recruitment of new employees. The unamortized balance of $15,275,000 at September 30, 1999 will be amortized over the remaining vesting period of each grant.

   Depreciation and Amortization

     Depreciation and amortization expenses were approximately $321,000 for the quarter ended September 30, 1998 and $5,226,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 1998 and September 30, 1999, depreciation and amortization was $593,000 and $9,426,000, respectively. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

   Interest Income and Expense

     The interest income for the quarter ended September 30, 1998 was $19,000 and was earned primarily from the proceeds raised in the Series B preferred stock financing in August 1997 and the cash on hand from a line of credit borrowing on a bridge loan closed in July 1998. The interest income for the quarter ended September 30, 1999 was $4,709,000 and was earned primarily from the proceeds raised in the initial public offering in May 1999. Interest income was $175,000 for the nine months ended September 30, 1998 and $7,973,000 for the nine months ended September 30, 1999.

     The interest expense for the quarter ended September 30, 1998 was approximately $1,323,000 and was primarily related to interest on borrowings under the aforementioned line of credit. Interest expense for the quarter ended September 30, 1999 of $2,554,000 primarily represents the interest associated with our current credit facility, and replacing the existing bridge loan facility, which we closed in February 1999. Interest expense was $1,445,000 for the nine months ended September 30, 1998 and $13,825,000 for the nine months ended September 30, 1999.

   Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $16,524,000 for the nine months ended September 30, 1998 and $101,310,000 for the nine months ended September 30, 1999.

     Although we have no material commitments for capital expenditures during 1999, we plan to make total capital expenditures in 1999 estimated at $140,000,000 to $170,000,000 to develop our networks. In each market, we will initially target the central offices with the highest density of small- and medium-sized businesses. We will expand into other central offices when we obtain adequate demand or volume commitments from our customers. We will also incur capital expenditures for building a metropolitan node in each market and for expanding our network control center in San Francisco.

     As of September 30, 1999, we had an accumulated operating deficit of $138,032,000 and cash and cash equivalents of $136,251,000.

     Net cash used in operating activities was $6,856,000 for the nine months ended September 30, 1998 and $87,854,000 for the nine months ended September 30, 1999. The net cash used in operations was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable in 1998, and by an increase in accrued expenses in 1999. The net cash used in investing activities was $16,524,000 for the nine months ended September 30, 1998 and $273,435,000 for the nine months ended September 30, 1999, due to a purchase of short-term investments and acquisitions of property and equipment. Net cash provided by financing activities was $15,649,000 for the nine months ended September 30, 1998 and was primarily due to borrowings on a line of credit. Net cash provided by financing activities was approximately $486,585,000 for the nine months ended September 30, 1999, primarily related to the proceeds from issuance of common and preferred stock.

     On April 5, 1999, we entered into a secured credit facility with Goldman Sachs Credit Partners L.P. and Newcourt Commercial Finance Corporation consisting of:

     . a $10,000,000 senior first priority secured term loan, all of which we drew down on the closing date;
     . a $50,000,000 senior first priority secured revolving credit facility that converted into a senior first priority secured term loan on October 5, 1999, $5,000,000 of which we drew down on the closing date; and
     . a $40,000,000 second priority secured term loan, all of which we drew down on the closing date.

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

     We acknowledge the criticality and importance of year 2000 compliance within our organization. We are currently gathering year 2000 compliance and preparedness statements from all of our business partners. We plan to test and validate our system interfaces with partners and to develop a contingency plan. However, if our partners' systems are not year 2000 compliant, our business, prospects, operating results and financial condition could be adversely affected.

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

     Our aggregate historical costs for year 2000 analysis, planning and remediation have not been material to date and we do not expect them to be material in the future. However, we cannot assure that these costs will not be greater than we currently expect. If these costs increase significantly, our business, prospects, operating results and financial condition could be adversely affected. We have completed our internal review of and planning for year 2000 issues.

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

We Expect Our Losses and Negative Cash Flow to Continue

     To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1998, we had operating losses of approximately $25,362,000, net losses of $28,847,000, and negative cash flow from operating and purchasing of property and equipment activities of $52,913,000. For the nine months ended September 30, 1999, we had operating losses of approximately $101,893,000, net losses of $107,745,000, and negative cash flow from operating and purchasing of property and equipment activities of $189,164,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

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

A Limited Number of Customers Account for a High Percentage of Our Revenue and the Loss of a Significant Customer Could Harm Our Business

     We currently provide or have agreements to provide data transport solutions to approximately 200 network service providers. For the quarter ended September 30, 1999, our two largest customers accounted for approximately 29% of our revenue. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We Need to Make Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

     In 1999, we will have to make significant capital expenditures estimated at $140,000,000 to $170,000,000 to develop our business and deploy our services and systems. The amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

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

     Traditional Telephone Companies With Greater Resources Than Ours May Directly Compete in Our Markets. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess significant capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In addition, most traditional telephone companies have established or are establishing their own Internet service provider businesses, and all of the largest traditional telephone companies that are present in our target markets are conducting market trials of or have commenced offering DSL-based access services. For example, Pacific Bell and Southwestern Bell are offering commercial services in some territories in which we offer services, US WEST is offering commercial DSL services and Ameritech has announced commercial DSL services in some areas of Michigan and Illinois. We recognize that the traditional telephone companies have the potential to quickly deploy DSL services and are in a position to offer service from central offices where we may be unable to secure space in traditional telephone companies' central offices. In addition, the FCC is considering establishing requirements for separate subsidiaries through which the traditional telephone companies could provide DSL service on a largely deregulated basis. As a result, we expect traditional telephone companies to be strong competitors in each of our target markets.

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

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

     As of September 30, 1999, we had approximately $53,950,000 of indebtedness and $380,110,000 of stockholders' equity.

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

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

     Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of November 1, 1999, we have 123,015,892 shares of common stock and 2,466,724 shares of Class B common stock outstanding. Of these common shares, approximately 83,056,917 shares are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act. Of the remaining shares, approximately 51% are "restricted securities" as defined in Rule 144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are currently exposed to the impact of interest rate changes and changes in market values of investments through our investment portfolio. Our principal exposure to financial market fluctuations relates to our secured credit facility, which is floating rate debt. We have capped our interest rate exposure as required by the terms of our secured credit facility. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations.

     We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at September 30, 1999, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

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

     As of September 30, 1999, we had invested the net proceeds from our initial public offering in short-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high- quality corporate issuers and in debt instruments of the U.S. government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S- 1, as amended (File No. 333-73065). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of NorthPoint Communications Group, Inc., persons owning 10% or more of any class of our equity securities or any of our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

The following exhibits are included as part of this Report:

     Exhibit
       No.      Description of Exhibit
     -------    ----------------------

      27.1      Financial Data Schedule for the three months ended September 30,
                1999.

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


                                       NORTHPOINT COMMUNICATIONS GROUP, INC.
                                       Registrant


Dated:  November 15, 1999              By: /s/ Michael W. Malaga
                                           -------------------------------
                                           Michael W. Malaga
                                           Chairman of the Board and
                                           Chief Executive Officer

Dated:  November 15, 1999              By: /s/ Henry P. Huff
                                           -------------------------------
                                           Henry P. Huff
                                           Chief Financial Officer