Form 10-K405
period 1999-12-31
NORTHPOINT COMMUNICATIONS GROUP INC
filed 2000-03-30
CIK 1080558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                Annual Report on

                                   FORM 10-K

                  For the fiscal year ended December 31, 1999
                         Commission file number 0-29828

                               ----------------

                     NORTHPOINT COMMUNICATIONS GROUP, INC.
               (Exact name of registrant as specified in charter)

                  Delaware                                   52-2147716
   (State of Incorporation of Registrant)            (I.R.S. Employer I.D. No.)

                               303 Second Street
                        San Francisco, California 94107
                    (Address of principal executive offices)

                                 (415) 403-4003
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001
                     (traded on the Nasdaq National Market)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 10, 2000, was approximately $3,732,881,437 (based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 10, 2000, 128,167,603 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.

   Certain exhibits filed with the registrant's Registration Statement on Form S-1 (File No. 333-13183), as amended, and Quarterly Reports on Form 10-Q for the fiscal quarter ended June 30, 1999 are incorporated by reference into Part IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I....................................................................   1
 Item 1.Business..........................................................   1
 Item 2.Properties........................................................  32
 Item 3.Legal Proceedings.................................................  32
 Item 4.Submission of Matters to a Vote of Security Holders...............  32
PART II...................................................................  33
 Item 5.Market for Registrant's Common Equity and Related Stockholder
  Matters.................................................................  33
 Item 6.Selected Financial Data...........................................  34
 Item 7.Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  36
 Item 7a.Quantitative and Qualitative Disclosures About Market Risk.......  44
 Item 8.Financial Statements and Supplementary Data.......................  44
 Item 9.Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure....................................................  44
PART III..................................................................  45
 Item 10.Directors and Executive Officers of The Registrant...............  45
 Item 11.Executive Compensation...........................................  45
 Item 12.Security Ownership of Certain Beneficial Owners and Management...  45
 Item 13.Certain Relationships and Related Transactions...................  45
PART IV...................................................................  46
 Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K..  46
SIGNATURES................................................................  50
FINANCIAL STATEMENTS
     Index to Consolidated Financial Statements .......................... F-1

--------
NorthPoint Communications is a registered service mark of NorthPoint Communications, Inc.

                                     PART I

   Certain statements in this report, including, but not limited to, in this
Item 1--"Business" and in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements." The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the company's dependence on strategic third parties to market and resell its services, intense competition for the company's service offerings, dependence on growth in demand for DSL-based services, ability to raise additional capital and other risks and uncertainties detailed herein under "Risk Factors" and in our Securities and Exchange Commission filings. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

History

   NorthPoint was founded in May 1997 by six former MFS/WorldCom executives who developed and implemented the first commercial DSL service. We began offering our network services in March 1998 and have since entered into strategic and commercial relationships with Microsoft, Tandy (the parent company of the RadioShack stores), Yahoo!, Excite@Home, SBC/Pacific Bell Internet Services, Intel, Verio, Cable & Wireless, Frontier Corporation (a subsidiary of Global Crossing Holdings Limited), Concentric Network, ICG Communications, Enron Communications, Network Plus, Netopia, GTE, iBeam, Equinix, and High Speed Access Corporation, among others. Most of these companies and The Carlyle Group, Vulcan Ventures, Accel Partners, Benchmark Capital, Greylock and others have invested in our company.

   In May 1999, we sold 17,250,000 shares of our common stock in our initial public offering with net proceeds to us of $386,441,000. In December 1999, we entered into a secured credit facility with a syndicate of lenders which provides us access to $250 million, $85 million of which has been drawn down. In February 2000, we issued senior notes in the aggregate principal amount of $400 million.

   In February 2000, NorthPoint unveiled its plans to expand beyond the U.S. broadband market by announcing a Canadian joint venture with Call-Net, Canada's leading competitive service provider. Service will launch under the NorthPoint brand in the third quarter of this year, subject to regulatory conditions. Another foreign joint venture was announced in March 2000, between NorthPoint and VersaTel Telecom International N.V., the leading alternative broadband local access network operator in the Benelux and the Northwest Rhine region of Germany. The new company, VersaPoint, will initially offer wholesale DSL service in The Netherlands, Germany and Belgium (as the local loop is unbundled), and then in other markets as they open in the European Union.

Industry Overview

   Data communications is the fastest growing segment of the telecommunications industry. Small- and medium-sized businesses, people working in home offices and telecommuters are increasingly demanding high-speed data connections for applications such as Internet access, intranets, extranets, telecommuting, e-commerce, e-mail, video conferencing and multimedia.

   The number of Internet users worldwide has increased substantially over the last several years, reaching nearly 140 million in 1998. Forrester Research, Inc. projects that the total market for data networking services and Internet access will grow from $6.2 billion in 1997 to approximately $49.7 billion by 2002, of which approximately $27.9 billion will be from services to businesses. Further, Forrester Research estimates that Internet commerce revenue could reach $3.2 trillion by 2003.

   International Data Corporation, or IDC, predicts that business DSL revenues will grow from $300 million in 1999 to $5.6 billion by 2003 and that residential DSL revenues will grow from $78 million in 1999 to $2.3 billion by 2003.

   Small- and Medium-Sized Businesses. We expect that a significant portion of the growth in data communications will be generated by small- and medium-sized businesses with up to 500 employees. Data communications, including the Internet, allow these businesses to compete more effectively by streamlining communications among employees, customers and suppliers. However, to take full advantage of these productivity-enhancing applications and the Internet, small- and medium-sized businesses need high-speed, secure and dedicated data connectivity.

   Home Offices, Telecommuters and Residential Users. We expect that people using computers from their homes to connect to corporate networks or to the Internet for in-home business purposes will also be a significant source of demand for high-speed data connectivity. According to IDC there were 26 million residences with computers in their home offices in the U.S. in 1998, growing to an estimated 39.2 million by 2002. A significant portion of people who work in home offices and telecommuters need access to corporate networks and/or the Internet for a variety of applications, including e-mail, databases and corporate intranets. According to The Yankee Group, the market for remote access services is expected to grow from $460 million in 1998 to $2 billion by 2002.

   Traditionally, small- and medium-sized businesses, people who work in home offices and telecommuters have relied on low-speed lines for data transport. For example, according to IDC, approximately 78% of Internet access revenues derived from small- and medium-sized businesses in 1997 were generated through the traditional telephone system, using relatively slow 28.8 to 56 kilobits per second dial-up modems or integrated services digital network (ISDN) lines. For higher speed connections, these end users have had to purchase T1 service, a digital transmission link which is fast (1.544 megabits per second) and always-on, but expensive (typically $300 to $1000 per month depending upon distance and region).

   Neither the slow dial-up modems and integrated services digital network service nor the expensive T1 option is an adequate solution for most small- and medium-sized businesses, people who work in home offices and telecommuters. The lack of optimal price-performance solutions has left these end users underserved, since when using a T1 service, the cost is high, and when using a dial-up modem or integrated-services digital network service, the speed of data transmission is slow.

Our Solution

   We believe that our DSL networks and the wide range of price-performance data transport options we provide meet the demands of this large, underserved group of end users. We attach high-speed digital equipment at both ends of a copper line, allowing data transmission to bypass the components of the traditional telephone system that are responsible for creating the local data bottleneck. By using our services with their own Internet access and other data applications, our network service provider customers--Internet service providers, long-distance and local telephone companies, and data service providers--can offer small- and medium-sized businesses, people who work in home offices and telecommuters:

  . A Range of Speed Options. We offer a wide range of data transport speeds, each with a combination of price and performance that is superior to traditional options.

  . Scaleable Services. End users can upgrade service to higher performance levels without adding hardware.

  . Always-On Connectivity. Traditional networks require a user or system to dial a phone number and wait while the modem connects to a data service provider such as an Internet service provider. Our service is always on, providing instantaneous connections and the capability to receive or transmit information continuously.

  . Reliability. We can remotely monitor and troubleshoot an end user's connection to ensure reliable performance.

  . Secure Transport of Sensitive Business Data. We offer our services over dedicated copper telephone lines, which ensures that data is protected on its path to and from an end user.

   Our networks and services offer a number of advantages to our network service provider customers over alternative local access solutions, including:

  . A Rapid, Capital-Efficient Method for Providing Service in a Metropolitan Area. By connecting at one point to each of our metropolitan networks, a network service provider can immediately offer service to any end user within the geographic boundaries served by traditional telephone company central offices in which we have installed our equipment. Using our networks in this way reduces the capital and operating investment a network service provider would otherwise need to reach end users in metropolitan areas that we serve.

  . Electronic Connections to Our National Operations Support Systems. We provide our customers an electronic connection to our national pre-qualification, order entry, customer support, provisioning, accounting and billing systems. This provides streamlined operations and lower overhead costs for our customers.

  . Guaranteed Data Transmission Speeds and Service Quality. We guarantee data throughput at high speeds on our networks.

  . Continuously Monitored Networks. We have remote monitoring capabilities and continuously monitor the entire network from our network control center. We use three methods to monitor our networks so that we can continue to monitor the networks even if one or two methods fail.

Strategy

   Our objective is to become the leading national provider of local data networks and transport services to network service providers serving small- and medium-sized businesses, people who work in home offices and telecommuters. To achieve this objective, we will:

  . Focus Initially on Business District Central Offices. Before entering a market, we prepare a detailed analysis of that market's central office service areas using industry data and business demographic statistics. We use this analysis to identify attractive service areas and develop a schedule for network deployment and expansion. We have initially targeted central offices in those target markets with the highest density of small- and medium-sized businesses. Based upon our analysis, we believe that when complete, our networks will be able to reach approximately 5.5 million businesses, including more than 80% of the small- and medium-sized businesses in our 60 markets. By focusing initially on high-density business districts, we believe we can secure scarce space in central offices, open markets more rapidly, maximize the economic return from our capital expenditures and enable our customers to address a significant portion of their target end users in each geographic market quickly.

  . Enter Markets Early. We seek to obtain an advantage by being the first, or one of the first, DSL providers in our target markets to offer optimized local data transport solutions. We believe that the first mover advantage is valuable because after a network service provider establishes a relationship with a local data network service provider, there are costs associated with adding additional providers or switching providers. We are already providing services to network service providers in 33 metropolitan areas.

  . Rapidly Expand Our National Presence. Our goal is to offer local data network and transport services to our customers in 60 metropolitan areas by year-end 2000. We expect that offering high speed local data transport solutions in many metropolitan areas will make our services more attractive to national and regional network service providers by enabling them to use our single system interface and uniform provisioning procedures in each of our markets.

  . Design Networks for Business End Users. Our networks are designed for business users and business applications and have the appropriate security, reliability and performance characteristics for those users and applications. Currently, we are using a type of DSL technology that permits symmetric data transmission--the same speed of data transport to and from the end user--which we believe is the best-suited for most business applications. We believe that business end users will not compromise the security, reliability and performance of their data connections and are willing to pay for those features.

  . Focus on Wholesale Marketing. We market our local data transport solutions on a wholesale basis to network service providers who, in turn, sell to and support end users. By marketing to network service providers, we:

    . minimize sales and marketing expenses by enabling our sales force to focus on prospective high-volume wholesale customers;

    . amortize the cost of our fixed capital expenses over a large base of end users more rapidly;

    .  minimize our end user support costs; and

    .  achieve a nationwide presence more quickly.

  . Provide Excellent Customer Service. We are dedicated to providing our customers and their end users superior customer support and service. Our systems provide management reports and other critical, real-time data for our network service provider customers.

  . Exploit Our Scaleable Systems. Our operations support systems have been designed to take advantage of efficiencies in our digital networks and can grow with our business. We believe that these systems, including our electronic connections to traditional telephone companies, will minimize our overhead and increase both customer and end user satisfaction. Our systems also give us the capability to monitor usage by our network service providers' end users and notify network service providers when an end user's usage patterns indicate that an upgrade in speed is warranted. These upgrades can be performed remotely and require no additional capital expenditures.

  . Continue to Develop Strategic Relationships. We have entered into strategic relationships with Microsoft, Tandy, Yahoo!, Excite@Home, SBC/Pacific Bell Internet Services, Intel, Verio, Cable & Wireless, Frontier Corporation (a subsidiary of Global Crossing Holdings Limited), Concentric Network, ICG Communications, Enron Communications, Network Plus, Netopia, iBeam, Equinix, and High Speed Access Corporation. We anticipate entering into additional relationships with others. We believe that these relationships are valuable because they provide additional technical, marketing and distribution expertise and, in some cases, involve capital investment and guaranteed or targeted numbers of new end-user lines.

    We plan to work closely with our strategic partners to maximize the mutual benefit of these relationships. For example, we recently expanded our longstanding relationships with Microsoft and Tandy to be the exclusive DSL provider for Tandy's RadioShack customers that purchase broadband Internet access from Microsoft at RadioShack stores located within our market footprint.

  . Extend Product Offering to the Residential Market. The establishment of a uniform ADSL standard called g.lite and a recent FCC decision requiring traditional telephone companies to share the use of a single phone line for both voice and data have created a favorable environment for us to begin offering a lower-priced residential product. This product will be targeted at the approximately

     45 million households in the U.S. that we believe we will be able to reach upon completion of our planned expansion. We plan to leverage our existing relationships with Tandy, Microsoft and other channel partners to facilitate the distribution of this product offering.

  . Develop New Data Products and Solutions. We intend to expand our product offerings by providing additional value-added services over our networks and enhanced transport solutions.

 Our Markets

   We currently provide service in 33 metropolitan areas and intend to offer services in a total of 60 metropolitan areas by the end of this year. We believe that offering local data network and transport services in many areas makes our services more attractive to national and regional network service providers because they can use our single system interface and uniform provisioning procedures in each of our markets. Our existing and planned markets for 2000 are:


West                                Central                   East
----                                -------                   ----
 Fresno                              Albuquerque              East
 Las Vegas                          *Austin                   ----
*Los Angeles(1)                      Birmingham
*Phoenix                            *Chicago                   Albany
*Portland                            Cincinnati               *Atlanta
*Sacramento                         *Cleveland                *Baltimore
 Salt Lake City                     *Columbus                 *Boston
*San Diego                          *Dallas                    Buffalo
*San Francisco Bay Area(2)           Dayton                    Charlotte
 Santa Barbara                      *Denver                    Greensboro
*Seattle                             *Detroit                  Harrisburg
 Tucson                              Grand Rapids              Hartford
                                    *Houston                   Jacksonville
                                    *Indianapolis             *Miami/Fort Lauderdale
                                    *Kansas City              *New York(3)
                                     Louisville                Norfolk
                                     Memphis                  *Orlando
                                    *Milwaukee                *Philadelphia
                                    *Minneapolis              *Providence
                                     Nashville                *Raleigh-Durham
                                     New Orleans               Rochester
                                     Oklahoma City             Richmond
                                    *Pittsburgh                Syracuse
                                    *San Antonio              *Tampa-St. Petersburg
                                    *St. Louis                *Washington, D.C.(4)
                                     Wichita


























--------
 * Markets in which we currently provide services.
(1) Includes Orange County.
(2) Includes San Francisco, Oakland and San Jose.
(3) Includes northern New Jersey.
(4) Includes northern Virginia and parts of Maryland.

Network Architecture

   We establish each of our regional networks by installing digital communications equipment in the traditional telephone company central offices with the highest density of small- and medium-sized businesses. DSL technology provides for high speed transmission of information over existing copper telephone lines by encoding the information in a digital format. Our equipment uses this technology to transmit high speed data over copper lines between the central office and the end user. In turn, we connect our equipment in each central office to our metropolitan node, a facility where data is collected in each metropolitan area. Our customers in each metropolitan area are connected, typically by leased fiber optic lines, to the metropolitan node. For our customers, having this single point of interconnection with us in each city reduces their capital expenditures and local network costs because we aggregate and disseminate their traffic to and from a central place. By leasing and reusing the existing copper wire and fiber optic infrastructure, we are able to use our capital to purchase and develop value-added elements of the network, including packet switches, digital communications equipment for each central office, and operations support systems.

   Our Equipment. We install DSL modems at the end user's premises and lease copper telephone wires from the traditional telephone company. These wires run from the end user's premises to the central office of the telephone company, where we lease space under tariff or renewable interconnection agreements. Within this space, we maintain equipment that connects to the local copper wires. Our central office equipment supplies the digital line code that enables high speed data transport over copper lines, organizes that data into packets and aggregates end-user traffic for transport to and from our metropolitan node. Data traffic is aggregated from various central offices at the metropolitan node and then transported to the network service providers over leased fiber optic lines. Our systems allow data transmission to bypass the components of the traditional telephone system that are responsible for creating inefficient data transmission. Therefore, while using the existing copper telephone wires from each end user to the central office, we are able to offer high speed data transmission.

   Central Office Installation. We contract with Lucent on a per-order basis to install our equipment in all traditional telephone company central offices in which we have space nationwide. Lucent preconfigures this equipment in accordance with our blueprint and ships it to our central offices for installation by Lucent's field operations personnel. We maintain our own field operations personnel to oversee this process and for subsequent maintenance and upgrades of the central office equipment.

Sales and Marketing

   We provide local data network and transport services on a wholesale basis to Internet service providers, long-distance and local telephone companies, and data service providers, whom we call network service providers. Our customers bundle our services with Internet access or other data-intensive applications for their customers, who are typically small- and medium-sized businesses, people who work in home offices and telecommuters. We are providing or have entered into agreements to provide our services to more than 200 network service providers and have connected over 23,500 of their end users.

   Our Sales Staff. We sell exclusively through wholesale channels. Our indirect sales and support model allows us to benefit from the sales and support organization of our customers, and upon implementation of the Company's signed agreement with Tandy, 2,000 Tandy-owned RadioShack stores nationwide. Our 165 member sales organization currently consists of account executives who are responsible for securing new customers and assisting customers in increasing the number of end users. The account executives are supported by regional marketing managers who provide localized marketing, competitive analysis, cooperative marketing programs, and sales support within each of our current 33 markets. As of December 31, 1999, we had 165 dedicated sales staff, including 9 temporary personnel. We intend to increase the size of our sales and marketing staff as we enter an additional 27 markets by year-end 2000.

   Business Quality Services. Our networks and data transport services have been designed to enable our customers to meet the rapidly increasing information needs of their end users. By using NorthPoint's networks, network service providers can offer data services with better price and performance characteristics than dial-up and integrated services digital network modems and
1.54 megabit per second connections. Our current range of services and pricing (before volume discounts) in California (although pricing in other markets may vary) is as follows. Some of our higher speed services may be unavailable to certain end users whose premises are too far from a central office.

                 NorthPoint Business Quality Service Offerings

                                                              Monthly Pricing
                                                            --------------------
Connection Speed                                            NorthPoint   ILEC
----------------                                            ---------- ---------
56 kbps....................................................     --     $     125
128 kbps (ISDN Speed)......................................     --     $  40-200
144 kbps...................................................    $ 75          --
160 kbps...................................................    $ 75          --
200 kbps...................................................    $ 90          --
416 kbps...................................................    $125          --
784 kbps...................................................    $165          --
1.04 Mbps..................................................    $199          --
1.54 Mbps (T1 Speed).......................................    $250    $300-1000

--------
*  As represented above, 56 kbps service is dedicated.
   ISDN pricing is usage-based.
   ILEC T1 pricing varies by distance between the end user and the service provider.

   Each of our existing services is symmetric, providing the same speed to and from the end user. We believe that this design is well-suited for business data applications such as Internet access, intranets, extranets, telecommuting, e-commerce, e-mail, video conferencing and multimedia.

   The table below summarizes our business quality services and the targeted end users for each service. Some of our higher speed services may be unavailable to certain end users whose premises are too far from a central office. The column marked "Maximum Range (feet)" in the following table means the estimated maximum distance between a central office and the end user for each of our services.

                                  Speed   Wholesale Maximum
                      Speed to  From End    Price    Range
        Service       End User    User     ($/mo.)  (feet)         Use/Market
------------------------------------------------------------------------------------
  NorthPoint DSL 144  144 kbps  144 kbps      75    35,000  . ubiquitous flat-rate
                                                              service at speeds
                                                              comparable to
                                                              integrated services
                                                              digital network (ISDN)
------------------------------------------------------------------------------------
  NorthPoint DSL 160  160 kbps  160 kbps      75    24,000  . always on e-mail and
                                                              web browsing solution
                                                              for individuals
------------------------------------------------------------------------------------
  NorthPoint DSL 200  200 kbps  200 kbps      90    22,850  . small businesses of
                                                              less than four
                                                              employees with
                                                              standard e-mail and
                                                              web usage
------------------------------------------------------------------------------------
  NorthPoint DSL 416  416 kbps  416 kbps     125    18,000  . e-mail and higher
                                                              bandwidth Internet
                                                              solution for small
                                                              businesses with less
                                                              than 10 employees
------------------------------------------------------------------------------------
  NorthPoint DSL 784  784 kbps  784 kbps     165    13,500  . remote local area
                                                              network access, web
                                                              surfing for businesses
                                                              under 25 employees
                                                            . supports high-bandwith
                                                              intensive e-commerce
                                                              and video-conferencing
                                                              applications
------------------------------------------------------------------------------------
  NorthPoint DSL 1.04 1.04 Mbps 1.04 Mbps    199    12,350  . remote local area
                                                              network access, web
                                                              surfing for businesses
                                                            . supports large file
                                                              transfers and web
                                                              hosting
------------------------------------------------------------------------------------
  NorthPoint DSL T1   1.54 Mbps 1.54 Mbps    250    10,000  . T1 performance
                                                            . pricing not distance-
                                                              sensitive

   Performance Upgrades. We can remotely increase an end user's speed from 160 kilobits per second through 1.54 megabits per second without upgrading the equipment located at the end user's premises. Remote upgrades allow an end user to have improved performance without service interruptions or additional equipment investment. Approximately 62% of the end users currently connected to our networks are within 10,000 feet of the central office and can be upgraded to our fastest service. In general, we expect that end users' needs will evolve over time, resulting in demand for faster connections. The cost to upgrade an end user's speed is minimal and the cost to provide faster service is not substantial.

   The Value Proposition to Network Service Providers. In addition to providing reliable, high quality data network services, we offer our customers:

  . Immediate, Capital-Efficient Access to Markets. In the past, network service providers would have had to make significant capital investments to provide dedicated data services in their targeted service areas. With a single connection to our metropolitan node, however, network service providers can immediately provide high speed dedicated data services to end users connected to each central office we serve in that metropolitan area. Using our networks in this way reduces the capital investment a network service provider would otherwise need to reach end users in our metropolitan areas and enables network service providers to provide services in any or all of our markets more quickly than if they built their own network infrastructure.

  . Single-Source Provider. We serve as a single-source provider to our customers. Because we maintain the physical connection with the traditional telephone company in each market and assume responsibility for managing all end-user installations and for monitoring and managing our data networks, the network service provider does not need to have relationships with traditional telephone companies, inside wiring companies or equipment maintenance and monitoring service providers.

  . Avoidance of Regulatory Burden. To provide DSL service on its own, an Internet service provider or other data service provider would have to be authorized as a competitive telecommunications company in each state in which it planned to provide service. Network service providers who partner with us avoid the costs, delays and complexities of achieving competitive telecommunications company status in each market.

  . Transparent Service Delivery to End Users. Our automated order entry, provisioning and maintenance systems are designed to allow network service providers to interface directly with our support systems and provide their end users with completely transparent service delivery. Our systems also enable our network service providers to pre-qualify prospective end users. The end user receives a bill from the network service provider and is not billed by the traditional telephone companies or NorthPoint.

  . Electronic Interfaces. We have designed our national operations support systems to interface directly with network service providers' existing provisioning, management, accounting and billing systems. This enables two-way trouble ticketing and secure connections for both proactive and query-based status checking on all aspects of service delivery and billing.

  . Broad Range of Speeds and Prices. Our wide range of price and performance options enables network service providers to match their service offerings with an end user's specific need for data transmission capacity. Current options available from traditional telephone companies are more limited and often fail to address the needs of small- and medium-sized businesses, people who work in home offices and telecommuters.

  . Identification of Service Upgrade Opportunities. As an end user's data transmission needs evolve, our operations support systems track end user usage and identify opportunities on a timely basis for the network service provider to recommend service upgrades to its end users.

  . Reliability and Guaranteed Data Transmission Speeds. We design our networks for business-quality service, including 24 hours a day, 7 days a week monitoring, network management links, guaranteed data throughput and consistent high speed transmission.

  . Secure Connections. Our network architecture enables network service providers to offer to their end users applications that require a secure connection for transmission of sensitive data.

  . Marketing Support. We support our customers by providing sales leads, co-marketing programs and training for network service provider sales and service representatives.

Residential Product Offering

   We have begun to extend our existing business plan to address the broader residential market. The following are key components of this strategy:

  . Use Existing and Planned Network Coverage. We will use our network infrastructure assets to reduce deployment costs and accelerate our entry into the residential market. Upon completion of our planned expansion, we will be able to reach approximately 45 million households.

  . Leverage Strategic Partnerships with Tandy and Microsoft. Tandy, the parent company of RadioShack, will be our primary distribution channel for the residential service offering. We estimate that approximately 2,000 RadioShack stores nationwide will be within our footprint by the end of 2000. In addition, Microsoft recently signed an agreement with Tandy to offer its MSN services bundled with NorthPoint DSL service through RadioShack stores.

  . Develop g.lite Product. We have been actively engaged in technology trials of the g.lite standard in conjunction with Intel. We believe that a residential service offering based on this standard should result in lower costs, streamlined service activation and end-user modems that are universally compatible. The technology supports both data and voice services over a single copper pair.

   Aggressively Pursue Implementation of Key Regulatory Initiatives. A recent FCC decision requires traditional telephone companies to allow competitive carriers like us the ability to offer DSL services over an end user's primary voice line. Once implemented, this ruling would eliminate the need for installing a second line and would result in a significant reduction in the costs to us of recurring and non-recurring charges for the copper loop that we lease from the traditional telephone companies. We expect that it will take six to nine months to implement the requirements of this line sharing decision.

Operations Support Systems

   Our operations support systems are designed to grow with our business and provide us with significantly enhanced operational efficiencies.

   Connections to Our Customers. Our Web-based ordering system not only allows network service providers to place orders on-line, but assists them in marketing the service to new and existing end users, as well as pre-qualifying prospective end users for the maximum level of service that will be available to them. Our systems also interface with our customers' management, provisioning, accounting and billing systems. Our network statistics allow the network service provider to track historical usage and suggest service upgrades based upon customer need.

   Connections to the Traditional Telephone Companies. We have implemented electronic connections with Pacific Bell and Ameritech, are in implementation testing with Bell Atlantic, and are in development stage with three additional ILEC suppliers. The connections will provide us with a single electronic ordering interface and will facilitate provisioning large volumes of orders.

Deployment and Operations

   To provide and monitor data transport services to end users, network service providers have traditionally been required to coordinate multiple service and equipment suppliers. We act as a single-source provider of a network service provider's local data networking and transport needs, eliminating both complexity and inconvenience for our customers.

   Interconnecting With New Network Service Providers. When a network service provider decides to use our services in a metropolitan market, we arrange for the leasing, testing and monitoring of a fiber connection between our metropolitan node in the area and the network service provider's local point of presence. Our customers pay a monthly fee for the connection and for our data traffic aggregation and monitoring services.

   Provisioning with the Traditional Telephone Company. We order from the traditional telephone companies and test copper wire loops that link central offices and end users. In most cases, if the line is not testing to our specifications at the time of provisioning or later, our network control center is able to help the traditional telephone company pinpoint the source of the problem.

   End User Installation. We contract with third parties for the installation of lines to end users, including any necessary wiring inside end users' premises. Our contractors also deliver, install and test the customer premise equipment and test the connection over our network. Our network service provider customer generally pays an installation charge to us and sells the modem and/or other customer premise equipment to the end user.

   Network Monitoring. We monitor all of our metropolitan networks from our network control center on a continuous basis, enabling us to identify and resolve network problems before they affect our customers or their end users. The network control center maintains visibility into each element of our networks, allowing us to provide reliable service and efficient customer installation, as well as rapid responses to customer inquiries.

Key Strategic and Commercial Relationships

   We have entered into strategic and commercial relationships that we believe are valuable because they provide additional technical, marketing and distribution expertise and, in some cases, involve capital investment and guaranteed or targeted numbers of new end-user lines. We anticipate entering into additional strategic and commercial relationships with others.

   Our strategic and commercial relationships, and the corresponding investments in our capital stock by the companies with which we have such relationships, include:

                                   Investment in
                                    NorthPoint
                                    (millions)             Description
                                   -------------           -----------
 Microsoft Corporation............     $30.0     Software and services company
 Tandy Corporation................      20.0     Parent company of the
                                                 RadioShack electronics,
                                                 computing and communications
                                                 stores
 Verio Inc. ......................      10.0     Business Internet solutions
                                                 provider, targeting small- and
                                                 medium-sized businesses
 ICG Communications, Inc. ........      10.0     Competitive integrated
                                                 communications provider
 Excite@Home......................       8.0     Broadband data service
                                                 provider with a division,
                                                 @Work, focused on small- and
                                                 medium-sized businesses
 Cable & Wireless USA, Inc. ......       5.0     Affiliate of multinational
                                                 telecommunications company
                                                 with extensive international
                                                 data and Internet business
 Concentric Network Corporation...       5.0     Internet service provider,
                                                 targeting small- and medium-
                                                 sized businesses
 Frontier Corporation.............       4.9     Integrated communications
                                                 provider offering services in
                                                 major markets across the U.S.
                                                 through its subsidiaries
  (a wholly owned subsidiary of
  Global Crossing Holdings
  Limited)
 Network Plus Corporation.........       2.5     Integrated communications
                                                 provider targeting small- and
                                                 medium-sized businesses in the
                                                 Northeast and Southwest
 Intel Corporation................       2.0     Designs, develops,
                                                 manufactures and markets
                                                 computer components and
                                                 related products at various
                                                 levels of integration
 Netopia, Inc.....................       1.0     Develops, markets and supports
                                                 products and services to
                                                 enable businesses to use the
                                                 Internet
 Enron Communications, Inc........       --      Network applications provider
                                                 delivering broadband content
                                                 and applications to businesses
                                                 in the U.S.
 Yahoo!...........................       --      Global Internet media company
                                                 offering a branded network of
                                                 information, communication and
                                                 shopping services

                                      Investment in
                                       NorthPoint
                                       (millions)           Description
                                      -------------         -----------
 SBC/Pacific Bell Internet Services..      --       Provides landline and
                                                    wireless telecommunications
                                                    services and equipment,
                                                    directory advertising,
                                                    publishing services and
                                                    Internet access services
 Equinix.............................      --       Owns and operates Internet
                                                    Business Exchange centers,
                                                    which provide tariff free
                                                    interconnection points for
                                                    Carriers, Internet Service
                                                    Providers, Content
                                                    Providers, and Component
                                                    Services Providers
 iBeam...............................      --       Provides multimedia
                                                    streaming content over the
                                                    Internet delivered via
                                                    satellite
 High Speed Access Corporation.......      --       Provides high-speed
                                                    Internet access via cable
                                                    modems to residential and
                                                    commercial customers.

   Microsoft. Microsoft purchased $30 million of our common stock in our IPO. In April 1999, NorthPoint entered into a strategic relationship with Microsoft. Under the two-year commercial agreement with Microsoft, NorthPoint and Microsoft will jointly market and promote NorthPoint's DSL services, and Microsoft intends to use its existing channels, websites and direct sales force to augment NorthPoint's marketing efforts. Together, NorthPoint and Microsoft will also develop the specifications for an open standard to allow broadband content and application providers to optimize the use of high-speed networks to deliver their products and services. Microsoft will also provide software consulting services to NorthPoint. In addition, Microsoft received a warrant to purchase an additional $30 million of Class B common stock at a price equal to 50% above the initial public offering price.

   In September 1999, Microsoft launched the Windows Media Broadband Jumpstart initiative. The Microsoft program, which leverages the success of Windows Media Technologies, intends to stimulate broadband technology adoption by providing a comprehensive solution that tackles the major industry barriers. Microsoft will work with several industry partners including NorthPoint to provide consumers with high-quality broadband services, compelling new broadband content and improved performance. Through the development of the existing NorthPoint and Microsoft relationship, the partnership will help to address the infrastructure required to deliver broadband content. In addition, Microsoft and NorthPoint have collaborated on DSL services offered within Microsoft's bCentral business portal. bCentral users searching for high-quality DSL services can instantly determine DSL availability at their business address using the NorthPoint pre-qualification tools and place an order directly with NorthPoint from the bCentral site.

   In December 1999, NorthPoint and Microsoft expanded their strategic relationship through a four year agreement under which NorthPoint will serve as the preferred DSL service provider for Microsoft's MSN Internet Access offering in Tandy's RadioShack stores located within NorthPoint's network footprint. MSN, powered by NorthPoint DSL, will also be available through other Microsoft sales channels. In addition, the agreement provides that NorthPoint and Microsoft will develop enhanced services and content designed for DSL-enabled consumers and to make these services available from the MSN portal.

   Tandy. Tandy purchased $20 million of our common stock in our IPO. In April 1999, NorthPoint entered into a strategic alliance with Tandy, parent company of the RadioShack stores. Under the terms of the five-year agreement, Tandy designated NorthPoint a preferred provider of DSL services for sale to its customers in markets NorthPoint serves. NorthPoint expects its network to cover approximately 2,000 Tandy-owned RadioShack stores nationwide by the end of 2000. In these stores, RadioShack will demonstrate NorthPoint's services and sell high-speed Internet access using the Company's network services. NorthPoint and Tandy have agreed to install DSL connections and certain hardware in RadioShack stores that will be selling NorthPoint's services.

   Verio. In March 1999, NorthPoint entered into a strategic relationship with Verio. Verio has designated NorthPoint as its preferred provider in 21 of its existing 33 markets. Verio also committed to purchase a specified number of DSL lines over the two-year term of the agreement. As part of this agreement, Verio markets NorthPoint DSL services through a broadcast media campaign including television and radio advertisements in which the NorthPoint DSL service is "co-branded" with Verio's Internet services. In connection with these agreements, Verio provided NorthPoint with $5.6 million pursuant to a subordinated convertible promissory note and invested $4.4 million in NorthPoint's Series D-1 preferred stock. Verio's $10 million investment converted into Class B common stock at the time of our IPO.

   ICG. In March 1999, NorthPoint entered into several strategic agreements with subsidiaries of ICG. Pursuant to these agreements, ICG designated NorthPoint as its preferred provider of DSL services, sold NorthPoint all of its DSL network equipment, agreed to share certain of its central office space with NorthPoint, committed to purchase a specified number of DSL lines and agreed to provide NorthPoint with local transport services. In conjunction with these agreements, ICG invested $10 million in the Company's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO.

   Excite@Home. In June 1998, NorthPoint entered into a strategic agreement with @Work (a division of Excite@Home) in which @Work agreed to sell NorthPoint's services to its small- and medium-sized business customers. In March 1999, NorthPoint entered into an amended agreement with @Work in which @Work established targeted volume commitment levels and agreed to jointly develop and implement marketing programs to expand the demand for @Work DSL lines supplied by NorthPoint. In addition, Excite@Home and NorthPoint will jointly pursue additional online activities that will provide services to small- and medium-sized businesses and promote awareness of NorthPoint's services. In July 1998, Excite@Home purchased $2 million of NorthPoint's Series C preferred stock and in March 1999, it invested $6 million in Series D-1 preferred stock. The Series C preferred stock converted to common stock and the Series D-1 converted into Class B common stock at the time of our IPO.

   Cable & Wireless. In March 1999, NorthPoint signed a two-year agreement with Cable & Wireless in which NorthPoint was designated as Cable & Wireless' preferred DSL provider in the U.S. NorthPoint will work with Cable & Wireless to develop new products for the domestic and international markets, as well as to jointly market DSL and other products. In conjunction with the agreement, Cable & Wireless invested $5 million in NorthPoint's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO.

   Concentric. In April 1999, Concentric committed to purchase a specified number of DSL lines over the two-year term of the strategic agreement with NorthPoint. Concentric also agreed to use NorthPoint's services in 20 metropolitan areas, in addition to the seven metropolitan areas in which they currently offer services. In addition, Concentric and NorthPoint will undertake development and co-marketing of new products. In conjunction with the agreement, Concentric invested $5 million in NorthPoint's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO.

   Frontier. In April 1999, a subsidiary of Frontier signed a strategic development and services agreement with NorthPoint. In the two-year agreement, Frontier designated NorthPoint as a preferred provider of DSL services. In addition, NorthPoint and Frontier will jointly undertake development of new products and systems interfaces. NorthPoint may also purchase transport, hosting, peering and collocation services from Frontier. In conjunction with the agreement, another affiliate of Frontier invested $4.9 million in NorthPoint's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO. Frontier was recently acquired by Global Crossing Holdings Limited.

   Network Plus. In March 1999, NorthPoint entered into a two-year agreement with Network Plus in which NorthPoint was designated as Network Plus' preferred provider of DSL lines. Network Plus also committed to purchase a specific number of DSL Lines. NorthPoint will also work with Network Plus to develop new products. In conjunction with the agreement, Network Plus invested $2.5 million in NorthPoint's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO.

   Intel. NorthPoint has entered into a strategic relationship with Intel, a company that designs, develops, manufactures and markets computer components and related products at various levels of integration. Intel is also one of the supporters of the g.lite specification for a consumer version of DSL. NorthPoint is working with

Intel to enhance service offerings. In August 1998, Intel purchased $2 million of NorthPoint's Series C preferred stock and acquired warrants to purchase 212,568 shares of NorthPoint's common stock at the same price per share. The Series C converted to common stock at the time of our IPO.

   Netopia. In April 1999, Netopia designated NorthPoint as the preferred provider for its Small Business DSL Education Center and DSL Affiliate Program on the GeoCities Internet Portal website. This partnership allows NorthPoint to receive customer referrals as a result of Netopia's and GeoCities' promotional activities. The approximately 3.5 million GeoCities website owners (called Homesteaders) will have the opportunity to participate in the Netopia DSL Affiliate Program and the approximately 19.5 million GeoCities visitors per month will have the opportunity to visit the DSL Education Center. In conjunction with the agreement, Netopia invested $1 million in NorthPoint's Series D-1 preferred stock, which converted into Class B common stock at the time of our IPO.

   Enron Communications. In April 1999, Enron Communications entered into a strategic product distribution agreement with NorthPoint. Under this agreement, NorthPoint's networks will deliver Enron's advanced, broadband applications to end users on the Company's networks. NorthPoint will receive a portion of the revenue generated by such applications. NorthPoint and Enron have agreed to cooperate in distributing future products and applications that meet the needs of their customers and end users and will jointly promote such services to the Company's NSPs. Enron Communications is the communications subsidiary of Enron Corp., one of the world's leading integrated natural gas and electricity companies.

   Yahoo!. In November 1999, NorthPoint entered a strategic relationship with Yahoo! to offer high-quality broadband streaming media solutions. The relationship includes the creation of a co-branded broadband portal (http://northpoint.my.yahoo.com) to serve as an entry point to broadband enabled content and applications provided over the NorthPoint DSL network. NorthPoint and Yahoo! will market the co-branded start page with NorthPoint DSL service. The agreement will provide Yahoo! users with a path to NorthPoint DSL to access the bandwidth necessary for advanced Internet applications and specialized content and services designed for broadband enabled businesses and consumers. The content will include streaming audio, video, and other multimedia applications that require a high bandwidth connection.

   SBC/Pacific Bell Internet Services. In October 1999, NorthPoint entered into an agreement with Pacific Bell Internet Services, a division of SBC Communications. Under the terms of the agreement, NorthPoint will provide IDSL services to Pacific Bell Internet Services in the company's California territory. The relationship will enhance the DSL coverage capability of Pacific Bell Internet Services as part of SBC Communications' Project Pronto broadband initiative. The relationship with NorthPoint extends the reach of Pacific Bell Internet Services DSL offerings beyond 17,500 feet from the Pacific Bell central offices.

   Equinix. In October 1999, NorthPoint entered into a strategic relationship with Equinix, a provider of collocation space for Internet Service Providers, Content Service Providers, and Component Service Providers. The relationship enables NorthPoint to access an aggregated population of service providers collocated within the Equinix Internet Business Exchanges. In exchange for this access, NorthPoint will collocate in selected Equinix facilities. In order to facilitate interconnection operations, NorthPoint will encourage existing and future NorthPoint partners to collocate within the Equinix facilities. The collocated NorthPoint partners will also have convenient access to exclusive Equinix value added services. NorthPoint will be Equinix's preferred DSL provider for both Equinix's own uses and for any DSL referrals. In addition, NorthPoint invested $5 million in Equinix.

   iBeam. In October 1999, NorthPoint entered a strategic relationship with iBeam Broadcasting to provide high-quality streaming content over NorthPoint's network. Content will be transmitted from iBeam's satellites into the NorthPoint network. We believe this content distribution relationship will permit the reliable transmission of content to broadband users by bypassing the congestion of the Internet.

   High Speed Access Corp. In October 1999, NorthPoint entered a strategic partnership to extend the reach and offerings of High Speed Access. High Speed Access is a leading provider of high-speed Internet access via cable modems to residential and commercial customers. The agreement allows High Speed Access to expand the broadband options available to its small and medium-sized business customers by providing increased broadband applications, e-commerce activities, and high-speed Internet connectivity to customers not passed by the cable network. High Speed Access has the ability to extend the enhanced capabilities provided through the NorthPoint relationship to additional cable operators through its long-term exclusive relationships.

Alternative Data Transport Technologies

   We believe that our DSL-enabled networks offer price and performance characteristics that are attractive to network service providers for many of their end users when compared with other options:

  . Dial-up Analog Modems. Analog modems use the traditional telephone system, and are the most commonly used data transport technology today. Because the electronic components of the traditional telephone system limit data transmission speeds, however, these traditional modems rarely exceed data throughput of 56 kilobits per second. In addition, modems generally require that the user or system dial a phone number to connect with a data service, which creates delays in making connections and may present security concerns.

  . Integrated Services Digital Network (ISDN). Integrated services digital network is a technology that works with the traditional telephone system to send voice and data over existing copper wires at speeds up to 144 kilobits per second. Integrated services digital network is equal in speed or slower than all of our services. Integrated services digital network is typically priced with usage charges, making an always-on connection with an integrated services digital network modem prohibitively expensive.

  . T1 Service. T1 service provides data transmission speed of 1.544 megabits per second. T1 pricing has traditionally been sensitive to the distance between an end user and its service provider, creating marketing difficulties and pricing anomalies.

  . Cable Modems. Cable modem networks have penetrated certain residential markets, but only about one-third of all homes in the United States and Canada passed by existing cable infrastructure have cable modem capacity. In addition, we believe that many of our target business end users are not passed by existing cable infrastructure. Moreover, although cable modems offer high speed services, they operate over a shared cable infrastructure and therefore cannot offer guaranteed bandwidth or the network security features that we believe a majority of our targeted end users demand. In addition, cable modems do not offer symmetric bandwidth, which we believe is important for business applications.

  . Wireless. Few of our target end users are served today by fixed wireless infrastructure. We believe further rollout will be slowed by the need for fixed wireless service providers to obtain roof rights and overcome technological limitations and interference from terrain, obstructions and weather.

  . Fiber. Fiber optic lines provide high speed data transport, but today reach only a fraction of our target end users. Local fiber optic builds have generally targeted large corporations based in downtown office buildings. Moreover, even where fiber passes a building, our DSL-enabled network may be more cost effective for small- to medium-sized businesses.

   For more information about the highly competitive market in which we operate, see "Risk Factors--The Market in Which We Operate is Highly Competitive, and We May Not Be Able to Compete Effectively, Especially Against Established Industry Competitors with Significantly Greater Financial Resources."

Government Regulation

   Overview. Our telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC and state utility commissions regulate telecommunications common carriers. A telecommunications common carrier is a company that offers telecommunications services to the public or to all prospective users on standardized rates and terms. Our data transport services are common carrier services.

   The FCC exercises jurisdiction over telecommunications common carriers, and their facilities and services, to the extent they are providing interstate or international communications. The various state regulatory commissions retain jurisdiction over telecommunications carriers, and their facilities and services, to the extent they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

   In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement these new laws and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time.

   Federal Regulation. Although we currently are not subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our network facilities, we nevertheless must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended, to the extent we provide interstate services. Pursuant to the Communications Act, we are subject to the general requirement that our charges and regulations for communications services must be "just and reasonable" and that we may not make any "unjust or unreasonable discrimination" in our charges or regulations. Certain other specific regulations applicable to us are discussed below. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

   Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides us with both new opportunities and new challenges.

   The Telecommunications Act greatly expands the interconnection requirements on the incumbent local exchange carriers, or ILECs. The Telecommunications Act requires the ILECs to:

  . provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible;

  . unbundle components of their local service networks so that other providers of local service can compete for a wide range of local services customers;

  . establish "wholesale" rates for their services to promote resale by competitive local exchange carriers, or CLECs, and other competitors;

  . establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider;

  . establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and

  . provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way.

   The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its Interconnection Order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements (which would permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the ILECs and other CLECs). This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, however, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs and must reexamine the matter. The FCC completed that reexamination in the fall of 1999 and largely reaffirmed its prior decision regarding access to unbundled network elements, including the unbundled copper loops and transport facilities utilized by data carriers like NorthPoint. The FCC's decision is subject to review by the Courts and further consideration by the FCC in subsequent proceedings. We cannot predict the ultimate disposition of those matters. The possible impact of this decision, including the portion dealing with unbundled network elements, on existing interconnection agreements between traditional telephone companies and CLECs or on agreements that may be negotiated in the future also cannot be determined at this time.

   As a result of the pro-competitive provisions of the Telecommunications Act, we have been able to obtain authorizations to operate as a CLEC in California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington, and Wisconsin. We have signed interconnection agreements in all these states except Michigan, New Hampshire, Rhode Island, South Carolina, Connecticut, and Louisiana, where we are procuring unbundled network elements out of tariff.

   The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the regional Bell operating companies and other traditional telephone companies are classified as dominant carriers and all other providers of domestic common carrier services, including us, are classified as non-dominant carriers. As a non-dominant carrier, we are subject to less FCC regulation than dominant carriers.

   The Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications-related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in June 1997. This order will require us to contribute to the universal service fund, but may also allow us to receive payments from the fund if we are deemed eligible. We also may provide service to under-served customers in lieu of making universal service fund payments. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime, which would increase our costs, could have adverse consequences for us.

   Various regional Bell operating companies have filed petitions with the FCC requesting regulatory relief in connection with the provision of data services, including DSL services. In response to these petitions, the FCC initiated a comprehensive proceeding to review Advanced Services, including DSL issues. That proceeding has resulted in a number of rulemakings and orders that enhance the ability of competitive DSL companies to, among other things, access DSL-capable unbundled copper loops, access and utilize various forms of central office collocation space, provide a variety of DSL services to end-users by setting open rules for spectrum compatibility and access "shared-lines" by requiring traditional telephone companies to provide competitive DSL companies access to the high-frequency portion of existing voice service lines for the provision of high speed DSL services.

   By allowing DSL competitive companies to provide some DSL services on shared-lines, the FCC's line sharing decision is intended to increase the addressable subscriber market and to reduce costs by sharing loop efficiencies. The decision is subject to review by the Courts and the FCC and further subject to implementation on a state-by-state basis. The benefits of the decision may be diluted or delayed if the implementation processes are protracted or frustrated through legal challenges, arbitrations, or other actions in any given state.

   State Regulation. To the extent that we provide telecommunications services which originate and terminate within the same state, we are subject to the jurisdiction of that state's public service commission. As noted above, we have obtained authorizations to operate as a CLEC in 53 of our 60 target markets. We are not subject to price cap or rate of return regulation in any state in which we are currently certificated to provide local exchange service.

   The Telecommunications Act preempts state statutes and regulations that prohibit or have the effect of prohibiting the provision of competitive local services. As a result of this sweeping legislation, we will be free to provide the full range of intrastate local and long distance services in all states in which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our addressable customer base, it also increases the amount of competition to which we may be subject.

   Although the Telecommunications Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters still must be resolved before the Telecommunications Act's policies promoting local competition are fully implemented.

   To the extent we provide intrastate services, we may be required to file tariffs with the state public service commission setting forth the terms, conditions and prices for services classified as intrastate. Like the FCC, most states also consider complaints relating to a carrier's intrastate services or rates.

   As we expand our operations into other states, we may become subject to the jurisdiction of their respective public service commissions for certain services offered by us.

   Local Government Authorizations. We may be required to obtain from municipal authorities street opening and construction permits to install our facilities in certain cities. In some of the areas where we provide service, we are subject to municipal franchise requirements requiring us to pay license or franchise fees either on a percentage of gross revenue, flat fee or other basis. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which we operate or plan to operate or whether it will be implemented without a legal challenge.

Customers

   We market our network and data transport services to Internet service providers, broadband data service providers and long-distance and local telephone companies. During the year ended December 31, 1999, our two largest customers, Flashcom, Inc. and Concentric Network Corporation, accounted for 32% of our revenues. For more information, see "Risk Factors--A Limited Number of Customers Account for a High Percentage of Our Revenues and the loss of a Significant Customer Could Harm Our Business."

Employees

   As of December 31, 1999, NorthPoint had 1,090 employees (including 142 temporary personnel and consultants), employed in engineering, sales, marketing, customer support and related activities, and general and administrative functions. None of NorthPoint's employees are represented by a labor union, and we consider relations with our employees to be good. See "Risk Factors--Our Success Depends on Our Retention of Executive Officers and Other Key Personnel and Our Ability to Hire Additional Key Personnel."

                                  RISK FACTORS

   In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business

   We were formed in May 1997 and began offering commercial services in the San Francisco Bay Area in March 1998. Because of our limited operating history, you have limited operating and financial data about our company upon which to base an evaluation of our performance and an investment in our company.

   You should consider the risks, expenses and difficulties we may encounter, including those frequently encountered by early stage companies in new and rapidly evolving markets. As a result, we may be unable to:

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

We Expect Our Losses and Negative Cash Flow to Continue

   To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1998, we had operating losses of approximately $25,362,000, net losses of $28,847,000, and negative cash flow from operating and investing activities of $52,913,000. For the year ended December 31, 1999, we had operating losses of approximately $168,426,000, net losses of $183,698,000, and negative cash flow from operating and investing activities of $439,571,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

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

A Limited Number of Customers Account for a High Percentage of Our Revenues and the Loss of a Significant Customer Could Harm Our Business

   We currently provide or have agreements to provide data transport solutions to more than 200 network service providers. For the year ended December 31, 1999, our two largest customers accounted for 32% of our revenues. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We May Not Be Able to Continue to Grow Our Business If We Do Not Obtain SignificantAdditional Funds

   We believe our current capital resources, together with the proceeds of this offering, will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. If we decide to accelerate the timing of the buildout of our networks or target additional markets, we may need significant additional funds. We expect that the actual amount and timing of our future capital requirements, if any, will depend upon the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in our industry. These future capital requirements may be substantial. In addition, we may seek additional financing if:

  .  our plans or projections change or prove to be inaccurate;

  .  we acquire other companies or businesses; or

  . market conditions allow us to raise public or privately financed capital on attractive terms.

   We may be unsuccessful in raising sufficient additional capital at all or on terms that we consider acceptable. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our networks, fund our expansion or respond to competitive pressures could be significantly impaired. Such limitation could have a material adverse effect on our business, prospects, financial condition or results of operations.

Our Business Activities and Our Ability to Raise Additional Funds Are Limited by Covenants Contained in Our Financing Agreements and the Indenture

   Our debt agreements, including our secured credit facility, the indenture governing our senior notes and other financing agreements contain and will contain restrictions on our activities and financial covenants with which we will be required to comply. If we fail to comply with these requirements, we would be in default and our debt could be declared immediately due and payable. We may be unable to make such required payments, or to raise sufficient funds from other sources.

   In addition, the terms of proposed new indebtedness or other funding may not be permitted by the terms of our current financing agreements, including our secured credit facility and the indenture. This may impair our ability to develop our business. If we fail to raise sufficient funds, we may be required to modify, delay or abandon some of our expansion plans, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We Need to Make Significant Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

   In 2000, we will have to make significant capital expenditures, estimated at $220,000,000 to $250,000,000, to develop our business and deploy our services and systems. We may also need to make additional capital expenditures in connection with the acquisition of other companies. In addition, the amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

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

   Our dependence on the traditional telephone companies has caused and could continue to cause us to encounter delays in establishing our networks, provisioning lines and upgrading our services. These delays could adversely affect our relationships with our customers, harm our reputation or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

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

   Because we rely on traditional telephone companies to overcome technical limitations associated with loop carrier systems, we cannot assure you that we will be able to successfully deploy high speed DSL service to all areas in our markets. As a result, our network may not be able to achieve and maintain the highest possible digital transmission speed. Our failure to achieve or maintain high speed digital transmissions would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

   Other Competitive Telecommunications Companies, Some With Greater Financial Resources, Compete in the Same Markets for the Same Customers. Other competitive telecommunications companies have entered and may continue to enter the market and offer high speed data services using a business strategy similar to ours. Some competitors, including those focusing on data transport such as Rhythms NetConnections Inc., HarvardNet Inc., @Link Networks L.L.C., New Edge Networks, Covad Communications Group, Inc., BlueStar Communications,

JATO, Telocity, Vitts Network, DSL.net and Network Access Solutions Corporation, have begun to offer DSL-based access services, and others are likely to do so in the future. Finally, traditional voice-based telephone companies such as BTI Telecom, Hyperion, MCG, McLeod Communications, Allegiance and Network Plus, are entering the DSL market. Certain of our customers have made investments in our competitors, which may enhance their relationships with these competitors at our expense. The Telecommunications Act of 1996 specifically grants any competitive local exchange carrier, or competitive telecommunications company, the right to negotiate interconnection agreements with traditional telephone companies, or incumbent local exchange carriers. The Telecommunications Act also allows competitive telecommunications companies to enter into interconnection agreements which are identical in all respects to ours. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired space in traditional telephone companies' central offices in many of our markets. As a result, our customers may contract with other competitive telecommunications companies, which may decrease our customers' demand for our services.

   Traditional Telephone Companies With Greater Resources Than Ours May Directly Compete in Our Markets. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess significant capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In addition, most traditional telephone companies have established or are establishing their own Internet service provider businesses, and all of the largest traditional telephone companies that are present in our target markets are conducting market trials of or have commenced offering DSL-based access services. For example, Bell Atlantic, BellSouth, Cincinnati Bell, Pacific Bell and Southwestern Bell are offering commercial services in some territories in which we offer services, U S WEST is offering commercial DSL services and Ameritech has announced commercial DSL services in some areas of Michigan and Illinois. We recognize that the traditional telephone companies have the potential to quickly deploy DSL services and are in a position to offer service from central offices where we may be unable to secure space in traditional telephone companies' central offices. In addition, the FCC is considering establishing requirements for separate subsidiaries through which the traditional telephone companies could provide DSL service on a largely deregulated basis. As a result, we expect traditional telephone companies to be strong competitors in each of our target markets.

   National Long Distance Carriers May Begin to Compete for Our Small- and Medium-Sized Business Customers. Many of the leading traditional national long distance carriers, including MCI WorldCom, Inc., AT&T Corp. and Sprint Corporation, are expanding their capabilities to support high speed, end-to-end data networking services. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in traditional telephone companies' central offices from which they could begin to offer competitive DSL services. The newer national long distance carriers, such as Level 3 Communications, Inc., The Williams Companies, Inc. and Qwest Communications International, Inc. are building and managing high speed fiber-based national data networks and partnering with Internet service providers to offer services directly to the public. These companies could modify their current business focus to include small- and medium-sized business customers using DSL or other technologies in combination with their current fiber networks. Sprint has already launched services in Las Vegas and Charlotte.

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

   Internet Service Providers, Our Targeted Customers, May Begin to Provide DSL Services Directly. Internet service providers, such as Verio Inc., GTE Internetworking, UUNET (a subsidiary of MCI WorldCom,

Inc.), Sprint, Concentric Network Corporation, MindSpring Enterprises, Inc. and PSINet, Inc., provide Internet access to residential and business customers, generally using the existing telephone system. Some regional Internet service providers, such as HarvardNet Inc., BlueStar Communications, New Edge Networks, @Link Networks L.L.C., InterAccess Co., Vitts Networks Inc. and Prism Solutions, Inc., have begun offering DSL-based services. Internet service providers could become competing DSL service providers if they attain certification as competitive telecommunications companies in the states in which they planned to operate.

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

   Wireless and Satellite Data Service Providers May Begin to Offer Wireless and Satellite-Based Internet Connectivity, Also Competing Against Us. Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including multi-channel multipoint distribution systems, local multipoint distribution systems, wireless communication service and point-to-point microwave systems. The FCC recently adopted new rules to permit multi-channel multipoint distribution system licensees to use their systems to offer two-way services, including high speed data, rather than solely to provide one-way video services. The FCC also has auctioned local multipoint distribution system licenses in all markets for wireless systems, which can be used for high speed data services. In addition, companies such as Teligent, Inc., Advanced Radio Telecom Corp., NEXTLINK and WinStar Communications, Inc. hold point-to-point and/or point-to-multipoint microwave licenses to provide fixed wireless services such as voice, data and video conferencing.

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

Our Services Are Subject to Uncertain Government Regulation, and Changes in Current or Future Laws or Regulations Could Restrict the Way We Operate Our Business

   We are subject to federal, state and local regulation of our telecommunications business. With the passage of the Telecommunications Act in 1996, Congress sought to foster competition in the telecommunications industry and to promote the deployment of advanced telecommunications technology. Implementation of the Telecommunications Act is the subject of ongoing administrative proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business, prospects, financial condition and results of operations.

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

   In response to the Supreme Court's decision vacating certain portions of the FCC's rules implementing provisions of the Telecommunications Act, the FCC revisited the requirements imposed upon traditional telephone companies that they make available certain network elements for use by competitive telephone companies such as NorthPoint. In its decision in September 1999, the FCC reaffirmed and strengthened the requirements imposed upon traditional telephone companies to make available unbundled network elements and affirmed the availability of those network elements utilized by NorthPoint in the provision of its services. The FCC's decision is subject to review by the courts and further consideration by the FCC in subsequent proceedings. Any reversal or material change in the unbundling rules with regard to those elements used by NorthPoint would have a material adverse effect on NorthPoint's ability to provide its services.

   Recently, various traditional telephone companies have requested the FCC to grant them regulatory relief in the provision of data transmission services, including DSL services, which would allow the traditional telephone companies to compete more directly with DSL providers such as NorthPoint. In response, the FCC initiated a comprehensive proceeding to review Advanced Services, including DSL issues. That proceeding has resulted in a number of rulemakings and orders that enhance the ability of competitive DSL companies like NorthPoint to, among other things, access DSL-capable unbundled copper loops, access and utilize various forms of central office collocation space, provide a variety of DSL services to end-users by setting open rules for spectrum compatibility, and access "shared-lines" by requiring the traditional telephone companies to provide access to the high-frequency portion of existing voice service lines to DSL competitive companies like

NorthPoint for the provision of high speed DSL services. The decision with respect to shared-lines is not final, is subject to review by the courts and the FCC, and is subject to implementation on a state-by-state basis. We anticipate the traditional telephone companies will require six to nine months to implement the requirements (including technical trials) of the FCC decision. The benefits of this decision may be diluted or delayed if the implementation processes are protracted or frustrated through legal challenges, arbitrations, or other actions in any given state.

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

   As of December 31, 1999, we had approximately $88,277,000 of indebtedness and $308,061,000 of stockholders' equity.

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

   In April 1999, we received a letter from one of our competitors, Covad Communications Group, Inc., indicating that it had been informed of allowance of a United States patent application. According to Covad's letter, their patent application related to digital subscriber loop implementations supporting (a) a bandwidth of 128 kbps or 144 kbps combined with (b) a bandwidth greater than 128 or 144 kbps. The patent described in Covad's letter has now issued. We have requested a copy of the patent but have not yet had an opportunity to examine the patent. As a result, we are unable to evaluate fully the validity or relevance of the patent to our business. If the patent is valid, and if we infringe this patent, we could be required to obtain a license under the patent. While Covad has indicated that we may be interested in obtaining a license from them at the appropriate time, we cannot be certain that such a license, if needed, would be available on commercially acceptable terms.

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

Claims of Interference Could Harm Our Ability to Deploy Our Services

   Certain technical laboratory tests and field experience indicate that some types of DSL, in particular, asymmetrical DSL-in which data transport to the end user is faster than transport from the end user-may cause interference with and be interfered with by other signals present in a traditional telephone company copper plant. Citing this potential interference, some traditional telephone companies have imposed restrictions on the use of DSL technology over their copper lines. However, we do not believe that our symmetrical DSL technology equipment, which permits the same speed of data transport to and from the end user, poses interference risks. If traditional telephone companies were to restrict our use of our technology or equipment in the future, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

   Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of March 10, 2000, we had 128,167,603 shares of common stock outstanding and 2,466,724 shares of Class B common stock. Of these common shares, approximately 110,831,988 shares are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act, and approximately 17,335,615 are "restricted securities" as defined in Rule 144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

Our Principal Stockholders and Management Own a Significant Percentage of NorthPoint, and Will Be Able to Exercise Significant Influence

   Our executive officers and directors and principal stockholders together beneficially own approximately 50% of our common stock. These stockholders, if they vote together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of NorthPoint.

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

If Unexpected Year 2000 Issues Arise, We May Incur Significant Costs and Our Business Could Suffer

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Although we have not experienced any year 2000 problems and have not been informed of any material year 2000 problems by our customers and vendors, we cannot assure you that our systems or the systems of other companies on whose services we depend or with whom our systems interconnect will not experience unexpected year 2000 problems during the course of the year. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. This could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

Forward-Looking Statements are Inherently Uncertain

   Certain statements under this Item 1. Business and under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements contained in the report that are not historical facts. When used in this report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this "Risk Factors" section, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

   We are headquartered in facilities consisting of approximately 111,000 square feet in San Francisco which we occupy under a five-year lease. In addition, we occupy three facilities in Emeryville, California, consisting of a 37,500 square foot facility under a seven-year lease, a 81,600 square foot facility under a seven-year lease, and a 10,000 square foot facility under a ten-year lease. NorthPoint has short-term leases for 34 of its regional offices. We consider this space adequate for our current operations. We also lease space in a number of traditional telephone company central offices and private facilities in which we locate our equipment.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of management, are not individually or in the aggregate material to our business.

   We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "NPNT." The common stock was initially offered to the public on May 5, 1999 at $24.00 per share. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

   Fiscal 1999                                                  High     Low
   -----------                                                -------- --------
   Second Quarter (May 5 through June 30).................... $48.7500 $24.0000
   Third Quarter............................................. $43.6250 $17.6250
   Fourth Quarter............................................ $39.1250 $17.8125

   To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of March 10, 2000, there were 351 holders of record of the Common Stock.

   In May 1999, we commenced and completed a firm commitment underwritten initial public offering of 17,250,000 shares of our common stock, including 2,250,000 shares related to the underwriters' overallotment option, at a price of $24.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333-73065), which was declared effective on May 5, 1999. The public offering was underwritten by a syndicate of underwriters led by Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston as their representatives. After deducting underwriting discounts and commissions of $25,500,000 and expenses of $2,059,000, we received net proceeds of $386,441,000.

   As of December 31, 1999, we had invested the net proceeds from our initial public offering in the purchase of property and equipment and in short-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high- quality corporate issuers and in debt instruments of the U.S. government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S-1, as amended (File No. 333-73065). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of NorthPoint Communications Group, Inc., persons owning 10% or more of any class of our equity securities or any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data for the period from May 16, 1997 (inception) to December 31, 1997, for the years ended December 31, 1998 and 1999 and as of December 31, 1999 have been derived from our audited financial statements and the related notes, which are included elsewhere in this report. You should read the following consolidated summary financial data together with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this report.

   Our revenues consist of service revenues and revenue from the sale of end-user modems. EBITDA consists of net loss excluding net interest, taxes, amortization of deferred stock compensation, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry, but other companies may calculate it differently from us. We have presented EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

                                      Inception to   Year Ended    Year Ended
                                      December 31,  December 31,  December 31,
                                          1997          1998          1999
                                      ------------  ------------  ------------
                                        ($ in thousands, except per share
                                                      data)
Consolidated Statement of Operations
 Data:
Revenues............................. $       --    $       931   $    21,140
Operating expenses:
  Network expenses...................          55         3,970        50,354
  Selling, marketing, general and
   administrative....................       1,374        18,340       117,899
  Amortization of deferred
   compensation......................         174         2,664         5,406
  Depreciation and amortization......          27         1,319        15,907
                                      -----------   -----------   -----------
    Total operating expenses.........       1,630        26,293       189,566
                                      -----------   -----------   -----------
Income (loss) from operations........      (1,630)      (25,362)     (168,426)
Interest income......................         190           209        12,310
Interest expense.....................         --         (3,694)      (27,582)
                                      -----------   -----------   -----------
Net income (loss).................... $    (1,440)  $   (28,847)  $  (183,698)
                                      ===========   ===========   ===========
Net (loss) per common share.......... $     (0.07)  $     (1.18)  $     (2.02)
                                      ===========   ===========   ===========
Shares used in computing net (loss)
 per common share....................  21,733,560    24,379,445    90,764,996
                                      ===========   ===========   ===========
Other Data:
EBITDA............................... $    (1,430)  $   (21,379)  $  (146,936)
Capital expenditures.................         701        41,550       196,817
Consolidated Cash Flow Data:
Provided by (used in) operating
 activities.......................... $    (1,094)  $   (11,363)  $  (123,050)
Provided by (used in) investing
 activities..........................        (701)      (41,550)     (316,521)
Provided by (used in) financing
 activities..........................      11,243        54,421       523,634

   The pro forma balance sheet information below reflects the receipt of estimated net proceeds of $387.5 million from the offering of our 12 7/8% Senior Notes due 2010 which was completed in February 2000, after deducting estimated offering expenses payable by NorthPoint.

                                                                    As of
                                                                 December 31,
                                                                     1999
                                                              ------------------
                                                               Actual  Pro Forma
                                                              -------- ---------
                                                               ($ in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments............ $210,053 $597,553
Property and equipment, net..................................  227,124  227,124
Total assets.................................................  479,160  879,160
Long-term obligations, including current portion.............   88,277  487,680
Total stockholders' equity (deficit).........................  308,061  308,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of NorthPoint's financial condition and results of operations should be read in conjunction with Item 6. Selected Consolidated Financial Data and our financial statements and related notes included elsewhere in this report. In the discussion below, we refer to the period from inception to December 31, 1997 as "1997".

   Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve certain risks and uncertainties including, but not limited to, those discussed herein under "Risk Factors" that may cause actual results to differ materially from those expressed or implied in any forward-looking statement. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments. See "Risk Factors--Forward-Looking Statements are Inherently Uncertain."

Overview

   We are a national provider of high speed, local data network services. Our networks use digital subscriber line, or DSL, technology to enable data transport over telephone company copper lines at guaranteed speeds up to 25 times faster than common dial-up modems. We market our network and data transport services to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Our customers can use our fast, secure and reliable data networks to provide continuously connected, economical Internet access and other data-intensive applications to end users. These end users are typically small- and medium-sized businesses with up to 500 employees, people who work in home offices, and telecommuters. We have recently begun to offer, on a limited basis, network and data transport services for residential end users as well.

   We are currently providing services in 33 metropolitan areas, spanning 62 metropolitan statistical areas, in the United States and intend to offer service in a total of over 60 metropolitan areas, spanning 110 metropolitan statistical areas by the end of 2000. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our targeted markets. As of December 31, 1999, we had secured space in over 1,560 central offices and were providing services from 1,027 of those central offices. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

   We are currently providing or have entered into agreements to provide our services to more than 200 network service providers. As of December 31, 1999, we had connected over 23,500 of their end users to our networks. Upon completion of our planned expansion, our networks will be able to reach approximately 5.5 million businesses and 45 million households, including more than 80% of the small- and medium-sized businesses in our 60 markets.

   Since inception on May 16, 1997, our principal activities have included:

  .  developing our business plans;

  .  procuring governmental authorizations and space in central offices;

  .  raising capital and hiring management and other key personnel;

  . working on the design and development of our network architecture and operations support systems;

  .  acquiring equipment and facilities; and

  .  negotiating interconnection agreements.

   As a result of our development activities, we have experienced operating losses. We expect to experience increasing operating losses as we expand our operations.

   We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 32 additional markets. We intend to offer our services in 27 additional metropolitan areas by year-end 2000. Deployment of our networks will require significant upfront capital expenditures. We were offering service from 1,027 operational central offices at the end of 1999 and plan to offer service from an additional 673 central offices by the year end 2000 to allow us to achieve blanket coverage in our 33 markets as well as 27 additional targeted markets.

   The principal capital expenditures we incur when we enter any market include:

  . the establishment of a metropolitan node--a facility at which we aggregate and disseminate data traffic in each metropolitan area--and the purchase and installation of electronic switching equipment for that node;

  . the procurement, design and construction of the collocation cage in each central office;

  . the purchase and installation of the network management and network test equipment in those cages; and

  .  the capitalized cost of the installation of such equipment.

   In addition, we will incur operations, sales and market development expenses in order to enter a new market. Once we have deployed our network in a market, the majority of our additional capital expenditures will be dependent upon orders to connect new end users. These success-based capital expenditures include DSL line cards, incremental digital subscriber line access multiplexer and network test equipment, and line cards for our electronic switches in our metropolitan node. In addition to the capital expenditures required to enter a market, we will be required to fund each market's cash flow deficit as we build our customer base.

   Financial performance varies from market to market, and the time when we will achieve positive EBITDA, if at all, will depend on factors such as:

  .  the size of the addressable market;

  .  the level of upfront sales and marketing expenses;

  .  the number and sequencing of central offices built out;

  .  the cost of the necessary infrastructure;

  .  the timing of market entry;

  .  the commercial acceptance of our services; and

  .  the rate at which we can provision lines.

   EBITDA is a measure of financial performance commonly used in the telecommunications industry. We define it as earnings before net interest, taxes, amortization of deferred stock compensation, depreciation and amortization. Other companies' definition of EBITDA may differ from ours. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Factors Affecting Future Operations

   Revenues. We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Prior to the quarter ended September 30, 1999, we had sold only minimal amounts of end-user modems or other electronic equipment. During the fourth quarter of 1999, we began to sell an increasing amount of such equipment to support the needs of our growing network service provider partner base.

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

   We accelerated our deployment during the course of 1999 into additional geographic markets, successfully enabling us to sign more network service provider partners than previously planned. We plan to continue this strategy. We believe this strategy leaves us well-positioned to capitalize on the demand for our products. In view of this rapid deployment, we need to continue to enhance our abilities to develop the markets where we offer service. Specifically, our accelerated deployment plan requires us to introduce provisioning processes and interfaces with all of the eight major local telephone companies simultaneously. We also must increase and enhance training of our employees as well as our existing and new network service provider partners. We anticipate continuing strong increases in end user line installations in the next two to three quarters due to gained efficiencies through more advanced provisioning processes and interfaces, as well as anticipated growth in demand for DSL services from our expanded partner base in existing and new geographic markets. Acceleration of line installation is dependent upon our ability to upgrade our provisioning processes, the timing of which could affect future quarterly results.

   Network Expenses. Our network expenses consist of nonrecurring and monthly recurring charges for the commodity transport elements we choose to lease rather than own. Nonrecurring network expenses include transport and loop installation fees. We expect these costs will be largely related to the activation of new central offices and new end users. Monthly recurring network expenses include loop fees, rent, power and other fees charged by traditional telephone companies, competitive telecommunications companies and other providers. As our customer and end user base grows, we expect the largest element of network expenses to be traditional telephone company charges for leased copper lines, which have historically been $3 to $40 per line per month, depending on the identity of the traditional telephone company and the location of the lines.

   Selling, Marketing, General and Administrative Expenses. Our selling, marketing, general and administrative expenses primarily consist of costs related to selling, marketing, customer care, provisioning, billing, regulatory, corporate administration, network engineering and maintenance. On occasion, we will participate in various sales promotions with our customers by advancing market development funds to assist in their marketing efforts, particularly for new markets. These costs are deferred and amortized over the estimated duration of the promotion's effect in those markets. Additionally, we incur other costs associated with administrative overhead, office leases and bad debt. In general, we reserve for bad debt expense based upon our experience and estimates of collectibility. Because our history is limited, it is possible that, on occasion, we may have to increase our bad debt reserves in excess of our past experience. The timing of these increases, if any, could affect future quarterly results. We expect that our selling, marketing, general and administrative costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the start-up phase of our business. However, we expect these expenses to decline as a percentage of our revenues as we build our customer base and the number of end users connected to our networks increases.

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

   Amortization of Deferred Stock Compensation. Deferred stock compensation arises as a result of the granting of stock options to employees with exercise prices per share subsequently determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized over the vesting period of the associated options.

   Depreciation and Amortization. We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand our network. Depreciation and amortization expense includes:

  .  depreciation of network infrastructure equipment;

  .  depreciation of information systems, furniture and fixtures;

  . amortization of improvements to central offices, network control center facilities and corporate facilities;

  .  amortization of central office collocation space improvements; and

  .  amortization of software.

   Taxation. We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. State taxes were limited to nominal amounts. Use of our net operating loss carryforwards, which begin to expire in 2003, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

Results of Operations

 Year Ended December 31, 1998 and Year Ended December 31, 1999

   Revenues. We began our commercial operations in March 1998 and recognized $931,000 in revenues for the year ended December 31, 1998, 75% of which consisted of recurring revenues and did not include sales of end user modems or other electronic equipment. Revenues for the year ended December 31, 1999 were approximately $21,140,000, 54% of which consisted of recurring revenues. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year. In addition, nonrecurring revenues as a proportion of total revenues increased from the prior year as we sold an increasing amount of end-user modems and other electronic equipment during the year to support the needs of our growing network service provider partner base. We expect that non-recurring revenues as a percentage of total revenues will decrease over time as we add end users to our networks.

   Network Expenses. Network expenses were approximately $3,970,000 for the year ended December 31, 1998 and $50,354,000 for the year ended December 31, 1999. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation and costs, costs of end user modems, and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets and connect new end users. In addition, 1998 network expenses did not include the cost of end user modems, as we began to sell such modems in the second quarter of 1999.

   Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were approximately $18,340,000 for the year ended December 31, 1998 and $117,899,000 for the year ended December 31, 1999. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

   Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $2,664,000 for the year ended December 31, 1998 and $5,406,000 for the year ended December 31, 1999. This increase in deferred stock compensation expense is due to the stock option grants to new employees. The unamortized balance of $12,405,000 at December 31, 1999 will be amortized over the remaining vesting period of each grant.

   Depreciation and Amortization. Depreciation and amortization expenses were approximately $1,319,000 for the year ended December 31, 1998 and $15,907,000 for the year ended December 31, 1999. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

   Interest Income and Expense. Interest income for the year ended December 31, 1998 was $209,000. This interest income was earned primarily from the proceeds raised in the Series B preferred stock financing in August 1997 and the cash on hand from a line of credit borrowing on a bridge loan closed in July 1998. The interest income for the year ended December 31, 1999 was $12,310,000 and was earned primarily from the proceeds raised in our initial public offering in May 1999, our Series D Preferred Stock equity investments from strategic partners in March and April of 1999, and our Series C equity investments in February of 1999.

   Interest expense in 1998 was approximately $3,694,000. Interest expense for the year ended December 31, 1998 includes amortization of $1,868,000 and $198,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants, respectively. Interest expense for the year ended December 31, 1999 was $27,582,000 and primarily represents the interest associated with our senior secured credit facilities, which we closed in April 1999 and replaced with a larger facility in December 1999.

 Period from Inception to December 31, 1997 and Year Ended December 31, 1998

   Revenues. We commercially introduced our services in March 1998. Accordingly, we recognized no revenues in 1997. Revenues for the year ended December 31, 1998 were approximately $931,000, 75% of which consisted of recurring revenues and did not include sales of end user modems or other electronic equipment.

   Network Expenses. Network expenses were approximately $55,000 in 1997 and $3,970,000 in the year ended December 31, 1998. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, and end user line installation and costs charged to us by the traditional telephone companies.

   Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were approximately $1,374,000 for 1997 and $18,340,000 for the year ended December 31, 1998. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials.

   Amortization of Deferred Stock Compensation. Amortization of deferred compensation was $174,000 in 1997 and $2,664,000 for the year ended December 31, 1998.

   Depreciation and Amortization. Depreciation and amortization expenses were approximately $27,000 for 1997 and $1,319,000 for the year ended December 31, 1998. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements.

   Interest Income and Expense. We incurred minimal interest expense in 1997. Interest expense in 1998 was approximately $3,694,000. Interest expense for the year ended December 31, 1998 includes amortization of $1,868,000 and $198,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants, respectively. Interest income was approximately $190,000 for 1997 and $209,000 for the year ended December 31, 1998. This interest income was earned primarily from the proceeds raised in the Series B preferred stock financing in August 1997.

Quarterly Financial Information (Unaudited)

   The following table sets forth certain consolidated statements of operations data for our most recent ten quarters. This information has been derived from our unaudited consolidated financial statements. In our management's opinion, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                  Three Months Ended ($ in thousands)
                      ---------------------------------------------------------------------------------------------------
                      Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                        1997      1997      1998      1998      1998      1998      1999      1999      1999       1999
                      --------- --------  --------  --------  --------- --------  --------  --------  ---------  --------
Revenues.............   $  --   $    --   $    35   $   128    $   237  $    531  $  1,283  $  2,504  $  5,734   $ 11,619
                        -----   -------   -------   -------    -------  --------  --------  --------  --------   --------
Operating expenses:
Network expenses.....       5        51       145       263        851     2,711     3,932     7,801    13,547     25,074
Selling, marketing,
 general and
 administrative......     511       863     1,542     2,565      4,505     9,728    14,379    23,914    34,203     45,402
Amortization of
 deferred stock
 compensation........      40       134       200       334      1,038     1,092     1,592     1,215     1,404      1,195
Depreciation and
 amortization........       6        21        77       195        321       726     1,387     2,813     5,226      6,481
                        -----   -------   -------   -------    -------  --------  --------  --------  --------   --------
Total operating
 expenses............     562     1,069     1,964     3,357      6,715    14,257    21,290    35,743    54,380     78,152
                        -----   -------   -------   -------    -------  --------  --------  --------  --------   --------
Loss from
 operations..........    (562)   (1,069)   (1,929)   (3,229)    (6,478)  (13,726)  (20,007)  (33,239)  (48,646)   (66,533)
Interest income......      64       126       106        50         19        34       238     3,026     4,709      4,337
Interest expenses....      --        --       (47)      (75)    (1,323)   (2,249)   (3,583)   (7,689)   (2,554)   (13,757)
                        -----   -------   -------   -------    -------  --------  --------  --------  --------   --------
Net Loss.............   $(498)  $  (943)  $(1,870)  $(3,254)   $(7,782) $(15,941) $(23,352) $(37,902) $(46,491)  $(75,953)
                        =====   =======   =======   =======    =======  ========  ========  ========  ========   ========

   We have generated greater revenues in each successive quarter in the last eight quarters, reflecting increases in the number of customers and end users. Our network expenses have increased in every quarter, reflecting costs associated with customer and end user growth and the deployment of our networks in existing and new markets. Our selling, marketing, general and administrative expenses have increased in every quarter and include operations, sales and marketing costs associated with the acquisition of customers and end users, including sales commissions, and the development of regional and corporate infrastructure. Depreciation and amortization has increased in each quarter, primarily reflecting the purchase of equipment associated with the deployment of our networks. We have experienced increasing net losses on a quarterly basis as we increased our capital expenditures and operating expenses. See "Risk Factors--We Expect Our Losses and Negative Cash Flow to Continue."

Liquidity and Capital Resources

   Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $41,550,000 for the year ended December 31, 1998 and $196,817,000 for the year ended December 31, 1999.

   Although we have no material commitments for capital expenditures during 2000, we plan to make total capital expenditures in 2000 estimated at $220,000,000 to $250,000,000 to develop our networks. In each market, we will initially target the central offices with the highest density of small- and medium-sized businesses. We will expand into other central offices when we obtain adequate demand or volume commitments from our customers. We will also incur capital expenditures for building a metropolitan node in each market and for expanding our network control center in the San Francisco Bay Area.

   As of December 31, 1999, we had an accumulated operating deficit of $213,985,000 and cash and cash equivalents of $95,019,000.

   Net cash used in operating activities was $11,363,000 for the year ended December 31, 1998 and $123,050,000 for the year ended December 31, 1999. The net cash used in operations in both years was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable. The net cash used in investing activities was $41,550,000 for the year ended December 31, 1998 and $316,521,000 for the year ended December 31, 1999. Investing activities were principally acquisitions of property and equipment in both years. Net cash provided by financing activities was $54,421,000 for the year ended December 31, 1998, of which $4,441,000 related to the issuance of preferred stock and $50,724,000 related to borrowings, offset in part by the repayment of certain capital lease obligations of approximately $744,000. Net cash provided by financing activities was approximately $523,634,000 for the year ended December 31, 1999 and relates to the proceeds from the issuance of common and preferred stock as well as borrowings under our secured credit facilities.

   On February 3, 2000, we issued senior notes in the aggregate principal amount of $400.0 million. These notes bear interest at a fixed annual rate of 12 7/8% to be paid in cash every six months and mature on February 15, 2010. Net proceeds from these notes were approximately $387.5 million.

   On December 9, 1999 we entered into a secured credit facility with a syndicate of lenders. The credit facility consists of the following:

  . Revolving credit facility in an amount up to $55,000,000. The revolving credit facility is to be used for general corporate purposes. We have not borrowed any amount under the revolving credit facility.

  . Delayed draw term loan facility in the amount of $110,000,000. We have not borrowed any amount of the delayed draw term loan facility but we are required to borrow the entire facility on or before December 9, 2000.

  . Term loan facility in the amount of $85,000,000. We borrowed the entire term loan facility amount on December 9, 1999.

   The credit facility also provides for the issuance of letters of credit on our behalf by the lenders.

   Borrowings under the credit facility are collateralized by a first priority lien against substantially all of our assets. Our obligations under the credit facility are guaranteed by all of our subsidiaries and collateralized by a first priority lien on the assets of those subsidiaries. We further pledged to the lenders under the credit facility all of the capital stock of NorthPoint Communications, Inc. held by us. The lenders under the credit facility have agreed that the liens which collateralize the credit facility may also collateralize an additional $50,000,000 of additional borrowings in the event the credit facility is extended, but the lenders have no obligation to provide such additional financing.

   Loans under the facilities bear interest at floating rates based on the prime rate or the London Offered Interbank Rate (LIBOR) plus, in each case, an additional interest rate margin.

   In March and April 1999, we issued and sold an aggregate of 3,968,174 shares of Series D-1 preferred stock with total proceeds of approximately $38,800,000. Purchasers of our Series D-1 preferred stock included ICG Services, Inc. (an affiliate of ICG Communications, Inc.), Excite@Home, Verio Inc., Cable & Wireless USA, Inc., Concentric Network Corporation, ALC Communications Corporation (an affiliate of Global Crossing Holdings Limited), Network Plus Corporation and Netopia, Inc.

   In May 1999, we sold 17,250,000 shares of our common stock at $24 per share in our initial public offering. Net proceeds to us were $386,441,000. Microsoft Corporation and Tandy Corporation purchased $30,000,000 and $20,000,000, respectively, of our stock in this offering.

   We believe that our current capital resources, together with the proceeds from the sale of senior notes in February 2000, will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. However, we may decide to seek additional capital depending upon the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

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

Year 2000 Compliance

   We believe that our computer systems and software are year 2000 compliant. We have inventoried and tested our enterprise application systems, including internally-developed and vendor-developed applications and off-the-shelf software and hardware relating to our internal information systems, and believe that such systems are year 2000 compliant. We requested assurances regarding year 2000 compliance from our equipment and software vendors and the traditional telephone companies. We have also learned that the traditional telephone companies have informed the Federal Communications Commission that they are year 2000 compliant. We requested that they provide assurances of their year 2000 compliance directly to us. Furthermore, we have not experienced any year 2000 problems and we have not been informed of any material year 2000 problems by our customers and vendors. Our aggregate historical costs for year 2000 analysis, planning and remediation have not been material to date and, based on the tests we have performed on our computer systems and software and assurances received from our vendors and the traditional telephone companies, we do not expect to incur material costs to resolve year 2000 issues in the future.

Recently Issued Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are currently exposed to the impact of interest rate changes and changes in market values of investments through our investment portfolio. The majority of our debt is in the form of fixed interest rate obligations. Our principal exposure to financial market fluctuations relates to our secured credit facility, which is floating rate debt. We do not believe a hypothetical 10% adverse rate change in our variable rate debt obligations would be material to our results of operations.

   We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at December 31, 1999, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS

   The Company's financial statements at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Stockholders, which proxy statement is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be set forth under the caption "Executive Compensation" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders, which proxy statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders, which proxy statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be set forth under the caption "Certain Transactions" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders, which proxy statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Financial Statements. The following financial statements of NorthPoint Communications Group, Inc. and Report of Independent Accountants are filed as part of this report:

                                                                            Page
                                                                            ----
       Report of Independent Accountants..................................  F-2
       Consolidated Balance Sheets as of December 31, 1999 and 1998.......  F-3
       Consolidated Statements of Operations for the years ended December
        31, 1999 and 1998 and for the period from May 16, 1997 (date of inception) through December 31, 1997 .............................  F-4
       Consolidated Statements of Stockholders' Equity (Deficit) for the
        years ended December 31, 1999 and 1998 and for the period from May
        16, 1997 (date of inception) through December 31, 1997............  F-5
       Consolidated Statements of Cash Flows for the years ended
        December 31, 1999 and 1998 and for the period from May 16, 1997
        (date of inception) through December 31, 1997.....................  F-6
       Notes to Consolidated Financial Statements.........................  F-7

    (2) Financial Statement Schedules. The following financial statement schedule is transmitted with this report and should be read in conjunction with the consolidated financial statements contained herein. All other financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the exhibits or the consolidated financial statements and notes thereto:

       Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1999 and 1998 and for the period from May 16, 1997 (date of inception) through December 31, 1997.

    (3) Exhibits. See Item 14(c) below for a list of the exhibits filed as part of this report.

  (b) Reports on Form 8-K:

    There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

  (c) The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses:

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 3.1     Third Amended and Restated Certificate of Incorporation of NorthPoint
         Communications Group, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on April 19, 1999).


 3.2     Amended and Restated Bylaws of NorthPoint Communications Group, Inc.*


 4.1     Form of Specimen Common Stock Certificate of NorthPoint Communications
         Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No.
         4 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on May 4, 1999).

 4.2     Indenture dated as of February 8, 2000, between NorthPoint
         Communications Group, Inc. and The Bank of New York, as Trustee, including form of 12 7/8% Senior Note due 2010.*

 4.3     Registration Rights Agreement dated as of February 8, 2000, among
         NorthPoint Communications Group, Inc. and Goldman, Sachs & Co., Morgan
         Stanley & Co. Incorporated, CIBC World Markets Corp. and Credit Suisse
         First Boston Corporation.*

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  9.1    Second Amended and Restated Voting Agreement among NorthPoint stockholders, dated March 22, 1999 (incorporated by reference to
         Exhibit 9.1 to Amendment No. 2 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19,
         1999).


 10.1    The Amended and Restated NorthPoint Communications Group, Inc.
         Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.1 to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30, 1999).

 10.2    1997 Stock Option Plan of NorthPoint Communications, Inc.
         (incorporated by reference to Exhibit 10.2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).

 10.3    Amended and Restated Series C Preferred Stock Purchase Agreement among
         NorthPoint Communications, Inc. and certain of its stockholders, dated
         January 20, 1999 (incorporated by reference to Exhibit 10.3 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).

 10.4    Fourth Amended and Restated Right of First Refusal and Co-Sale
         Agreement among stockholders, dated March 22, 1999 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19, 1999).

 10.5    Fifth Amended and Restated Rights Agreement among NorthPoint
         Communications, Inc., 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on April 19, 1999).

 10.6 Side letter relating to the purchase of Series C preferred stock between NorthPoint Communications, Inc. and Vulcan Ventures
         Incorporated, dated February 19, 1999 (incorporated by reference to
         Exhibit 10.6 to the company's Registration Statement on Form S-1 (File
         Number 333-73065) filed with the SEC on February 26, 1999).

 10.7 Side letter relating to the purchase of Series C preferred stock among NorthPoint Communications, Inc. and certain of its stockholders, dated
         February 19, 1999 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).

 10.8    Side letter relating to mirror warrants among NorthPoint
         Communications Group, Inc. and certain of its stockholders, dated
         March 22, 1999 (incorporated by reference to Exhibit 10.8 to Amendment
         No. 1 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on March 31, 1999).

 10.9    Guaranty dated March 22, 1999 from NorthPoint Communications Group,
         Inc. as Guarantor (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on March 31, 1999).

 10.10   Amended and Restated Convertible Promissory Note made by NorthPoint
         Communications, Inc. and NorthPoint Communications Group, Inc. in favor of Verio, Inc., dated March 26, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the company's Registration
         Statement on Form S-1 (File Number 333-73065) filed with the SEC on
         April 19, 1999).

 10.11   Series C Preferred Stock Purchase Warrant Agreement between NorthPoint
         Communications, Inc. and Intel Corporation, dated August 26, 1998
         (incorporated by reference to Exhibit 10.15 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).

 10.12   Letter agreement dated March 22, 1999 between NorthPoint
         Communications Group, Inc. and Morgan Stanley Senior Funding, Inc.
         (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on March 31, 1999).



 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 10.13   Addendum to Series C Preferred Stock Purchase Agreement among
         NorthPoint Communications, Inc. and certain of its stockholders, dated
         August 26, 1998 (incorporated by reference to Exhibit 10.17 to the company's Registration Statement on Form S-1 (File Number 333-73065)
         filed with the SEC on February 26, 1999).


 10.14   Subscription Agreement between NorthPoint Communications, Inc. and CNA
         Trust FBO Michael W. Hall, dated December 31, 1997 (incorporated by reference to Exhibit 10.18 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26,
         1999).

 10.15   The Amended and Restated NorthPoint Communications Group, Inc. 1999
         Stock Plan.*


 10.16   Form of Indemnification Agreement of NorthPoint Communications Group,
         Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-
         73065) filed with the SEC on March 31, 1999).

 10.17   Agreement and Plan of Merger of NorthPoint Merger Sub, Inc.,
         NorthPoint Communications Group, Inc. and NorthPoint Communications,
         Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on March 31, 1999).

 10.18   Assignment and Assumption Agreement between NorthPoint Communications,
         Inc. and NorthPoint Communications Group, Inc., dated March 22, 1999
         (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on March 31, 1999).

 10.19 First Amendment to Note Purchase Agreement dated as of March 22, 1999 between NorthPoint Communications, Inc. and Morgan Stanley Senior
         Funding, Inc. (incorporated by reference to Exhibit 10.24 to Amendment
         No. 1 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on March 31, 1999).

 10.20 Form of Series D-1 Preferred Stock Purchase Agreement entered into between NorthPoint Communications Group, Inc. and each of Network Plus
         Corporation, ICG Services, Inc., Verio Inc., ALC Communications
         Corporation, At Home Corporation, Cable & Wireless USA, Inc., Netopia,
         Inc. and Concentric Network Corporation (incorporated by reference to
         Exhibit 10.25 to Amendment No. 2 to the company's Registration
         Statement on Form S-1 (File Number 333-73065) filed with the SEC on
         April 19, 1999).

 10.21   Warrant and Rights Agreement between NorthPoint Communications Group,
         Inc. and Microsoft Corporation, dated April 7, 1999 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19, 1999).

 10.22   Class B Common Stock Purchase Warrant dated May 10, 1999, made by
         NorthPoint Communications Group, Inc. in favor of Microsoft
         Corporation (incorporated by reference to Exhibit 10.27 to Amendment
         No. 2 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on April 19, 1999).

 10.23   Office Lease dated June 17, 1999, between The Equitable Life Assurance
         Society of the United States and NorthPoint Communications, Inc.
         (incorporated by reference to Exhibit 10.31 to the company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30, 1999).

 10.24 Office Lease dated June 5, 1999, between Emery Station Associates, LLC and NorthPoint Communications, Inc. (incorporated by reference to Exhibit 10.32 to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30,
         1999).

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 10.25   Credit and Guaranty Agreement dated as of December 9, 1999 among
         NorthPoint Communications, Inc., NorthPoint Communications Group,
         Inc., Certain Subsidiaries of NorthPoint Communications, Inc., as
         Guarantors, Various Lenders, Goldman Sachs Credit Partners, L.P.,
         Canadian Imperial Bank of Commerce, and Newcourt Commercial Financial
         Corporation, including forms of notes.*


 10.26   Pledge and Security Agreement dated December 9 between NorthPoint
         Communications, Inc., NorthPoint Communications Group, Inc.,
         NorthPoint Communications of Virginia, Inc. and Canadian Imperial Bank of Commerce.*

 10.27   Amendment to Credit Agreement dated as of February 2, 2000 among
         NorthPoint Communications, Inc., NorthPoint Communications Group,
         Inc., Certain Subsidiaries of NorthPoint Communications, Inc., as
         Guarantors, Various Lenders, Goldman Sachs Credit Partners, L.P.,
         Canadian Imperial Bank of Commerce, and Newcourt Commercial Financial
         Corporation.*

 10.28   Form of Option Agreement under the Amended and Restated NorthPoint
         Communications Group, Inc. 1999 Stock Plan.*


 10.29   Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Elizabeth A. Fetter.*


 10.30   Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Herman W. Bluestein.*


 10.31   Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Steven J. Gorosh.*


 10.32   Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Nancy J. Hemmenway.*


 10.33   Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Michael G. Parks.*


 11      Statement re: Computation of Earnings Per Share.*


 21      Subsidiaries.*


 23.1    Consent of PricewaterhouseCoopers LLP, independent accountants. *


 27.1    Financial Data Schedule.*

--------
*Filed herewith.

  (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, state of California, on March 30, 2000.

                                           NORTHPOINT COMMUNICATIONS GROUP, INC.

                                         By: /s/ Elizabeth A. Fetter
                                            -----------------------------------
                                                Elizabeth A. Fetter
                                                Chief Executive Officer and
                                                President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                      Date
              ---------                            -----                      ----

       /s/ Elizabeth A. Fetter        Chief Executive Officer,           March 30, 2000
_____________________________________  President and Director
         Elizabeth A. Fetter           (Principal Executive Officer)

          /s/ Henry P. Huff           Chief Financial Officer            March 30, 2000
_____________________________________  (Principal Financial Officer
            Henry P. Huff              and Principal Accounting
                                       Officer)

        /s/ Michael W. Malaga         Chairman of the Board              March 30, 2000
_____________________________________  Founder
          Michael W. Malaga

         /s/ Robert K. Dahl           Director                           March 30, 2000
_____________________________________
           Robert K. Dahl

     /s/ Michael J. Fitzpatrick       Director                           March 30, 2000
_____________________________________
       Michael J. Fitzpatrick

          /s/ Reed E. Hundt           Director                           March 30, 2000
_____________________________________
            Reed E. Hundt

       /s/ Andrew S. Rachleff         Director                           March 30, 2000
_____________________________________
         Andrew S. Rachleff

        /s/ Dino J. Vendetti          Director                           March 30, 2000
_____________________________________
          Dino J. Vendetti

         /s/ J. Peter Wagner          Director                           March 30, 2000
_____________________________________
           J. Peter Wagner

         /s/ Frank D. Yeary           Director                           March 30, 2000
_____________________________________
           Frank D. Yeary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NorthPoint Communications Group, Inc.

   The following consolidated financial statements include separate consolidated financial statements of NorthPoint Communications Group, Inc. as of December 31, 1999. In March 1999, NorthPoint Communications, Inc. merged with and into NorthPoint Merger Sub, Inc., a wholly owned subsidiary of NorthPoint Communications Group, Inc. The following consolidated financial statements as of December 31, 1998 do not include separate consolidated financial statements of NorthPoint Communications Group, Inc. as management has determined that the consolidation of NorthPoint Communications Group, Inc. would not be material to investors. This determination is based on the fact that, as of December 31, 1998, on a consolidated basis, (i) NorthPoint Communications Group, Inc. had not commenced operations, (ii) NorthPoint Communications Group, Inc. had no significant assets, liabilities, contingent liabilities or commitments, and (iii) the merger of NorthPoint Communications, Inc., with and into NorthPoint Merger Sub, Inc., a wholly owned subsidiary of NorthPoint Communications Group, Inc., was a reorganization under common control.

NorthPoint Communications Group, Inc.

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998............. F-3

Consolidated Statements of Operations for the years ended December 31,
 1999 and 1998 and for the period from May 16, 1997 (date of inception)
 through December 31, 1997............................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and for the period from May 16, 1997
 (date of inception) through December 31, 1997........................... F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1999 and 1998 and for the period from May 16, 1997 (date of inception)
 through December 31, 1997............................................... F-6

Notes to Consolidated Financial Statements............................... F-7

   The financial statements of NorthPoint Communications, Inc. have been included because they would represent virtually all of the operations, assets and liabilities of NorthPoint Communications Group, Inc., had the merger been completed as of December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NorthPoint Communications Group, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NorthPoint Communications Group, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
March 6, 2000

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
             (Amounts in 000's, except share and per share amounts)

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Assets
Current assets:
  Cash and cash equivalents............................... $  95,019  $ 10,956
  Short-term investments..................................   115,034       --
  Accounts receivable, net of an allowance of $834 and
   $19, respectively......................................    10,558       523
  Inventories.............................................     4,439       --
  Prepaid expenses and other assets.......................    19,555     2,649
                                                           ---------  --------
    Total current assets..................................   244,605    14,128
Property and equipment, net...............................   227,124    46,078
Long-term investment......................................     6,740       --
Deposits..................................................       691       296
                                                           ---------  --------
    Total assets.......................................... $ 479,160  $ 60,502
                                                           =========  ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable, including related party payables of
   $6,161 and $5,189, respectively........................ $  56,004  $  9,379
  Accrued expenses........................................    25,675     5,481
  Deferred revenue........................................       --        189
  Deferred short-term credits.............................       348       --
  Capital lease obligations, current portion, net of
   unamortized debt discount of $265 and $265,
   respectively...........................................     1,027       925
  Line of credit borrowings, net of unamortized debt
   discount of $0 and $2,303, respectively................       --     48,422
                                                           ---------  --------
    Total current liabilities.............................    83,054    64,396
                                                           ---------  --------
Capital lease obligations, long term portion, net of
 unamortized debt discount of $332 and $598,
 respectively.............................................     1,653     2,640
Deferred long-term credits................................     1,392       --
Term loan.................................................    85,000       --
                                                           ---------  --------
    Total liabilities.....................................   171,099    67,036
                                                           ---------  --------
Commitments and contingencies (Note 6).
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value,
   101,250,000 and 49,060,250 shares authorized at
   December 31, 1999 and 1998, respectively; 38,499,054
   shares issued and outstanding at December 31, 1998;
   liquidation preference of $15,493 at December 31,
   1998...................................................       --         38
  Common stock, $0.001 par value, 281,250,000 and
   112,500,000 shares authorized at December 31, 1999 and
   1998, respectively; 126,469,210 (including 2,466,724
   shares of Class B common stock) and 24,592,950 shares
   issued and outstanding at December 31, 1999 and 1998,
   respectively...........................................       126        25
Warrants..................................................     8,701     5,232
Additional paid-in capital................................   525,294    31,480
Deferred stock compensation...............................   (12,405)  (13,022)
Accumulated other comprehensive income....................       330       --
Accumulated deficit.......................................  (213,985)  (30,287)
                                                           ---------  --------
    Total stockholders' equity (deficit)..................   308,061    (6,534)
                                                           ---------  --------
    Total liabilities and stockholders' equity (deficit).. $ 479,160  $ 60,502
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in 000's, except share and per share amounts)

                                   Years Ended December        May 16, 1997
                                            31,             (date of inception)
                                  ------------------------    to December 31,
                                     1999         1998             1997
                                  -----------  -----------  -------------------
Revenues......................... $    21,140  $       931      $       --
Operating expenses:
  Network expenses...............      50,354        3,970               55
  Selling, general and
   administrative (excludes
   amortization of deferred stock
   compensation of $5,406,
   $2,664, and $174,
   respectively).................     117,899       18,340            1,374
  Amortization of deferred stock
   compensation..................       5,406        2,664              174
  Depreciation and amortization..      15,907        1,319               27
                                  -----------  -----------      -----------
    Total operating expenses.....     189,566       26,293            1,630
                                  -----------  -----------      -----------
    Loss from operations.........    (168,426)     (25,362)          (1,630)
                                  -----------  -----------      -----------
Interest income..................      12,310          209              190
Interest expense.................     (27,582)      (3,694)             --
                                  -----------  -----------      -----------
    Net loss..................... $  (183,698) $   (28,847)     $    (1,440)
                                  ===========  ===========      ===========
Net loss per common share
 attributable to common
 stockholders--basic and
 diluted......................... $     (2.02) $     (1.18)     $      (.07)
                                  ===========  ===========      ===========
Weighted average shares used in
 computing net loss per
 common share--basic and
 diluted.........................  90,764,996   24,379,445       21,733,560
                                  ===========  ===========      ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (Amounts in 000's)

                    Convertible
                     Preferred                                                                   Accumulated     Total
                       Stock        Common Stock            Additional   Deferred                   Other     Stockholders
                   --------------- --------------            Paid-in      Stock     Accumulated Comprehensive    Equity
                   Shares   Amount Shares  Amount Warrants   Capital   Compensation   Deficit      Income      (Deficit)
                   -------  ------ ------- ------ --------  ---------- ------------ ----------- ------------- ------------
Balances at
inception (May
16, 1997)........      --    $--       --   $--   $   --     $    --     $    --     $     --       $--        $     --
 Issuance of
 common stock....                   22,700    23                   77                                                100
 Issuance of
 preferred stock
 Series A........   13,095     13                                 569                                                582
 Conversion of
 preferred stock
 Series A into
 preferred stock
 Series B........  (11,153)   --                                                                                     --
 Issuance of
 preferred stock
 Series B........   35,072     24                              10,485                                             10,509
 Issuance of
 common stock....                    1,645     2                   49                                                 51
 Deferred stock
 compensation....                                               1,204      (1,204)                                   --
 Amortization of
 deferred stock
 compensation....                                                             174                                    174
 Net loss........                                                                       (1,440)                   (1,440)
                   -------   ----  -------  ----  -------    --------    --------    ---------      ----       ---------
Balances at
December 31,
1997.............   37,014     37   24,345    25      --       12,384      (1,030)      (1,440)      --            9,976
 Issuance of
 common stock....                      248   --                    39                                                 39
 Issuance of
 preferred stock
 Series C........    1,485      1                               4,401                                              4,402
 Issuance of
 common and
 preferred stock
 warrants........                                   5,232                                                          5,232
 Deferred stock
 compensation....                                              14,656     (14,656)                                   --
 Amortization of
 deferred stock
 compensation....                                                           2,664                                  2,664
 Net loss........                                                                      (28,847)                  (28,847)
                   -------   ----  -------  ----  -------    --------    --------    ---------      ----       ---------
Balances at
December 31,
1998.............   38,499     38   24,593    25    5,232      31,480     (13,022)     (30,287)      --           (6,534)
 Issuance of
 preferred stock
 Series C........   39,036     39                              56,868                                             56,907
 Issuance of
 preferred stock
 Series D........    3,968      4                              38,797                                             38,801
 Issuance of
 common stock for
 cash in initial
 public offering,
 net of offering
 expenses of
 $27,559.........                   17,250    17              386,424                                            386,441
 Conversion of
 preferred stock
 to common stock
 in conjunction
 with initial
 public
 offering........  (81,503)   (81)  79,691    79                    2                                                --
 Issuance of
 common stock....                    3,719     4                2,893                                              2,897
 Issuance of
 common stock
 from conversion
 of note
 payable.........                      311   --                 5,600                                              5,600
 Issuance of
 common stock
 from exercise of
 stock warrants..                      905     1   (1,061)      1,060                                                --
 Issuance of
 common stock
 warrants........                                   1,911                                                          1,911
 Issuance of
 common stock
 warrants
 (Microsoft
 Corporation)....                                   2,619      (2,619)                                               --
 Deferred stock
 compensation
 (net of
 cancellations)..                                               4,789      (4,789)                                   --
 Amortization of
 deferred stock
 compensation....                                                           5,406                                  5,406
 Other
 comprehensive
 income..........                                                                                    330             330
 Net loss........                                                                     (183,698)                 (183,698)
                   -------   ----  -------  ----  -------    --------    --------    ---------      ----       ---------
Balances at
December 31,
1999.............      --    $--   126,469  $126  $ 8,701    $525,294    $(12,405)   $(213,985)     $330       $ 308,061
                   =======   ====  =======  ====  =======    ========    ========    =========      ====       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                           Years Ended          May 16, 1997
                                           December 31,      (date of inception)
                                        -------------------    to December 31,
                                          1999       1998           1997
                                        ---------  --------  -------------------
Cash flows from operating activities:
  Net loss............................  $(183,698) $(28,847)       $(1,440)
  Adjustments to reconcile net loss to
   net cash used by operating
   activities:
    Depreciation and amortization.....     15,907     1,319             27
    Amortization of deferred stock
     compensation.....................      5,406     2,664            174
    Amortization of debt discount.....      4,480     2,066            --
  Changes in assets and liabilities:
    Accounts receivable...............    (10,035)     (523)           --
    Inventories.......................     (4,439)      --             --
    Prepaid expenses and other
     assets...........................    (16,906)   (2,590)           (59)
    Deposits..........................       (395)     (223)           (73)
    Accounts payable..................     46,625     9,101            --
    Accrued expenses..................     20,194     5,481            277
    Deferred revenue..................       (189)      189            --
                                        ---------  --------        -------
      Net cash used by operating
       activities.....................   (123,050)  (11,363)        (1,094)
                                        ---------  --------        -------
Cash flows from investing activities:
  Purchase of short-term investments..   (114,704)      --             --
  Purchase of long-term investments...     (5,000)      --             --
  Purchase of property and equipment..   (196,817)  (41,550)          (701)
                                        ---------  --------        -------
      Net cash used by investing
       activities.....................   (316,521)  (41,550)          (701)
                                        ---------  --------        -------
Cash flows from financing activities:
  Net proceeds from issuance of common
   and preferred stock................    485,046     4,441         11,242
  Payments on credit facilities.......    (50,725)      --             --
  Borrowings from credit facilities...     85,000    50,724              1
  Proceeds from note payable..........      5,600       --             --
  Principal payments on capital lease
   obligations........................     (1,287)     (744)           --
                                        ---------  --------        -------
      Net cash provided by financing
       activities.....................    523,634    54,421         11,243
                                        ---------  --------        -------
Net increase in cash and cash
 equivalents..........................     84,063     1,508          9,448
Cash and cash equivalents at beginning
 of period............................     10,956     9,448            --
                                        ---------  --------        -------
Cash and cash equivalents at end of
 period...............................  $  95,019  $ 10,956        $ 9,448
                                        =========  ========        =======
Supplemental cash flow information and
 noncash activities:
  Fixed assets obtained through
   capital lease......................  $     136  $  4,085        $ 1,102
  Warrants issued for bridge loan,
   capital lease and with issuance of
   equity (Microsoft investment)......  $   4,530  $  5,232        $   --
  Warrants received in connection with
   investment ........................  $   1,740  $    --         $   --
  Conversion of convertible promissory
   note to Class B common stock.......  $   5,600  $    --         $   --
  Income taxes paid...................  $      24  $      1        $     1
  Interest paid.......................  $  23,297  $    992        $   --

  The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

 The Company

   NorthPoint Communications, Inc. was formed in May 1997 to provide high speed network and data transport services, allowing Internet Service Providers
(ISPs), broadband data service providers and long distance and local phone companies (collectively, network service providers or NSPs) to meet the rapidly increasing information needs of small and medium-sized businesses, people who work in home offices and telecommuters.

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

   All financial statements have been restated to give retroactive effect for all periods to a common stock split of 2.0178 for 1 effective August 16, 1997, a 3 for 2 common and preferred stock split effective April 9, 1999 and a 3 for 2 common and preferred stock split effective April 16, 1999.

2. Summary of Significant Accounting Policies

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain prior year balances have been reclassified to conform with the current year presentation.

 Business risks and credit concentrations

   The Company's operations are subject to significant risks and uncertainties including competitive, financial, developmental, operational, technological, regulatory and other risks associated with an emerging business.

   The Company sells its services on a wholesale basis to NSPs. For the years ended December 31, 1999 and 1998, two NSP customers accounted for 32% and 70% of revenue, respectively. These same customers accounted for 33% and 55% of accounts receivable at December 31, 1999 and 1998, respectively.

   The Company is dependent upon a small number of major suppliers and service providers.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

 Cash and cash equivalents

   The Company considers all highly liquid monetary instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

   A portion of the Company's cash deposits is restricted since it supports letters of credit that the Company has provided to secure office space. The balance of restricted cash at December 31, 1999 and 1998 was $4,365,400 and $375,000, respectively.

 Short-term and long-term investments

   Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available-for-sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company classifies its investments as held-to-maturity and available-for-sale. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders' equity. At the time of sale, any gains or losses will be recognized as a component of operating results. The Company recorded other comprehensive income of $330,414 as of December 31, 1999 related to the net unrealized gains of certain available-for-sale investments.

 Inventories

   Inventories consist of communications equipment that will be installed at subscriber locations. Inventories are accounted for using the first-in first-our method at the lower of cost or market.

 Property and equipment

   Property and equipment, including property and equipment under capital leases, are recorded at cost and are depreciated using the straight-line method over the shorter of their useful lives or, for leased assets, the remaining lease term. The estimated useful life is three years for software, and five years for all other property and equipment. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period in which they are realized.

   Central office collocation space improvements represent payments to compensate carriers for infrastructure improvements within their central offices to allow the Company to install its equipment, which allows the Company to interconnect with the carrier's network. These payments are capitalized and are amortized over their estimated useful lives of five years.

   The Company capitalizes costs associated with the design and implementation of the Company's network including internally and externally developed software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages. As of December 31, 1999, 1998 and 1997, no internal costs have been capitalized.

 Long-lived assets

   Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain intangible assets

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

 Revenues

   Revenues from transport services are recognized when the services are provided. Payments received in advance of providing services are recorded as deferred revenue until the period such services are provided. Revenues related to installation services are recognized when the installation is completed. To date, such installation service revenues approximate the related costs.

 Advertising and sales promotion costs

   Advertising and sales promotion costs are expensed as incurred and totaled $2,012,221 and $281,539 in 1999 and 1998, respectively. There were no advertising and sales promotion costs in 1997.

 Income taxes

   The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Fair value of financial instruments

   Amounts reported for cash and cash equivalents, accounts receivable, accounts payable, line of credit borrowings, and other accrued expenses are considered to approximate fair value, primarily due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the capital lease obligations approximates fair value.

 Earnings (loss) per share

   The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period after having given consideration to shares subject to repurchase. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   The following table presents the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

                                                               May 16, 1997
                                     For the years ended         (date of
                                         December 31,          Inception) to
                                   -------------------------   December 31,
                                       1999         1998           1997
                                   ------------  -----------  ----------------
Net loss.......................... $183,698,217  $28,846,706  $ 1,440,269
                                   ============  ===========  ===========
Basic and diluted:
 Weighted average shares of common
  stock outstanding...............   90,781,871   24,419,328   21,733,560
 Less weighted average shares
  subject to repurchase...........       16,875       39,883          --
                                   ------------  -----------  -----------
 Weighted average shares used in
  computing basic and diluted net
  loss per share..................   90,764,996   24,379,445   21,733,560
                                                              ===========
 Weighted average effect of pro
  forma conversion of preferred
  stock...........................   27,291,384   38,499,054
                                   ------------  -----------
 Weighted average shares used in
  computing pro forma basic and
  diluted net loss per share......  118,056,380   62,878,499
                                   ============  ===========
Net loss per share:
 Basic and diluted................ $      (2.02) $     (1.18) $     (0.07)
                                   ============  ===========  ===========
 Pro forma basic and diluted...... $      (1.56) $     (0.46)
                                   ============  ===========

   The dilutive effect of options and warrants has not been considered as their effect would be antidilutive for all periods presented.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. The Company amortizes stock-based compensation recorded in connection with certain stock options over the vesting period of the related options.

 Comprehensive income

   The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130, Comprehensive Income. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

 Segment information

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 uses the "management" approach for identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates in one segment: High speed network and data transport services solely in the United States.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

 Recently issued accounting pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures.

3. Property and Equipment

   Property and equipment consist of the following:

                                                          December 31,
                                                    -------------------------
                                                        1999         1998
                                                    ------------  -----------
     Networking equipment.......................... $114,304,244  $22,856,460
     Central office collocation space
      improvements.................................   60,744,143   14,706,047
     Computers and software........................   40,739,441    2,488,542
     Leasehold improvements........................   14,053,822    1,244,924
     Furniture, fixtures and equipment.............    9,204,600      938,877
     Property and equipment under capital leases:
       Networking equipment........................    3,320,894    3,184,894
       Central office collocation space
        improvements...............................      892,537      892,537
       Furniture, fixtures and equipment...........      987,888      987,888
       Leasehold improvements......................      121,670      121,670
                                                    ------------  -----------
         Total property and equipment..............  244,369,239   47,421,839
     Less accumulated depreciation and
      amortization.................................  (17,245,739)  (1,344,043)
                                                    ------------  -----------
     Property and equipment, net................... $227,123,500  $46,077,796
                                                    ============  ===========

   Included in accumulated depreciation and amortization is $1,608,557 and $630,121 of accumulated depreciation and amortization relating to property and equipment under capital leases as of December 31, 1999 and 1998.

   Depreciation and amortization expense was $15,906,502 and $1,318,575 for the years ended December 31, 1999 and 1998, respectively, including amortization of software of $595,874 and $88,099, respectively. Depreciation and amortization expense was $27,179 for the period from May 16, 1997 (date of inception) to December 31, 1997, including amortization of software of $236.

4. Investment and Deferred Credit

   In August 1999, the Company completed a $5,000,000 investment in a company that provides internet exchange facilities. In conjunction with the investment, the Company also entered into a strategic agreement to provide high speed network and data transport services in the facilities of that same company. Pursuant to the terms of the agreement, the Company was issued warrants to purchase up to 225,430 shares of common stock of the investee company at an exercise price of $0.80 per share. The warrants are immediately exercisable and expire on August 31, 2004. The warrants are treated as a long term investment with a value based on the intrinsic value of the warrants on issuance, which was deemed to be similar to the value of the equipment to be installed in the facilities by the Company. The warrant investment and related deferred credit were valued at $1,740,210. The deferred credit will be amortized to offset the depreciation of the related equipment. None of the value of the deferred credit was amortized as of December 31, 1999 as the Company has not completed installation of the equipment in the facilities of the investee.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

5. Income Taxes

   The provision for income taxes is summarized as follows:

                                                                    May 16, 1997
                                                                      (date of
                                 Year Ended        Year Ended       inception) to
                              December 31, 1999 December 31, 1998 December 31, 1997
                              ----------------- ----------------- -----------------
     Current tax expense:
       Federal...............   $        --        $       --         $    --
       State.................         10,525               800             800
                                ------------       -----------        --------
                                      10,525               800             800
     Deferred tax expense:
       Federal...............    (67,848,238)       (8,188,230)       (445,065)
       State.................    (11,998,215)       (1,397,905)            --
       Valuation allowance
        for deferred tax
        assets...............     79,846,453         9,586,135         445,065
                                ------------       -----------        --------
         Net tax expense.....   $     10,525       $       800        $    800
                                ============       ===========        ========

   The primary components of temporary differences which give rise to deferred taxes are as follows:

                                               Year Ended       Year Ended
                                           December 31, 1999 December 31, 1998
                                           ----------------- -----------------
     Non-current deferred tax assets
      (liabilities):
       Net operating loss carryforwards..    $102,003,611      $  9,410,087
       Depreciation......................     (12,445,331)          (81,222)
       Other.............................         319,373           702,335
                                             ------------      ------------
         Gross deferred tax asset........      89,877,653        10,031,200
       Valuation allowance...............     (89,877,653)      (10,031,200)
                                             ------------      ------------
         Net deferred tax asset..........    $          0      $          0
                                             ============      ============

   Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset at both December 31, 1999 and December 31, 1998. Management evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

   At December 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $255,009,028 and $23,525,000, respectively, for both federal and state income tax purposes. The federal carryforwards expire in the years 2013 through 2019. For federal and state purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. Such amount, if any, has not yet been determined.

   Deferred tax assets of approximately $8,372,728 as of December 31, 1999 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid in capital rather than a reduction in the income tax provisions.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   A reconciliation of the provision for income tax purposes to the federal statutory rate is as follows:

                                                                        May 16, 1997
                                  Year Ended        Year Ended     (date of Inception) to
                               December 31, 1999 December 31, 1998   December 31, 1997
                              ------------------ ----------------- ----------------------
     Provision computed at
      federal statutory
      rate...................    $(62,070,092)      $(9,705,573)         $(504,094)
     State taxes, net of
      federal tax benefit....     (10,953,546)       (1,397,906)               --
     Permanent difference....      (6,424,583)        1,505,761             59,029
     Others..................        (387,707)           11,583                --
     Change in valuation
      allowance..............      79,846,453         9,586,135            445,065
                                 ------------       -----------          ---------
       Net tax provision.....    $     10,525       $         0          $       0
                                 ============       ===========          =========

   The 1999 net tax provision of $10,525 represents minimum income tax payments to the states that the Company is operating in and is included in selling, general and administrative expense on the consolidated statement of operations.

6. Commitments and Contingencies

   The Company is subject to state public utilities commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of CLEC interconnection agreements in general and the Company's interconnection agreements in particular. In some cases the Company may be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The Company cannot estimate the effect, if any, of these proceedings.

   The Company together with, in some instances, some of its directors and officers, may from time to time be the subject of claims or named as a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the conduct of its businesses. At this time, management does not expect the Company to suffer any material liability by reason of such actions, nor does it expect that such actions will have a material effect on the Company's liquidity or operating results.

7. Capital and Operating Leases

   In October 1997, the Company entered into an agreement with a lease provider under which the Company obtained a capital lease facility of up to $7,500,000.

   Under this agreement, the Company entered into capital leases for property and equipment in 1997 and 1998. The property and equipment leased under this facility are pledged as collateral for the lease commitment.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   The Company leases office space under noncancelable operating leases. Rent expense under operating leases was $6,108,566, $830,655 and $56,838 for the years ended December 31, 1999 and 1998 and for the period from May 16, 1997 (date of inception) to December 31, 1997, respectively, which includes $1,902,155, $272,983 and $3,879 in sublease rent expense, respectively. The following is a schedule of future minimum lease payments under capital and operating leases as of December 31, 1999:

                                                Capital Leases Operating Leases
                                                -------------- ----------------
     2000.....................................    $1,512,058     $ 8,863,583
     2001.....................................     1,512,058       8,313,675
     2002.....................................       597,283       8,570,196
     2003.....................................           --        8,336,845
     2004.....................................           --        7,722,657
     Thereafter...............................           --        8,534,752
                                                  ----------     -----------
     Total minimum lease payments.............     3,621,399     $50,341,708
                                                                 ===========
     Less amount representing interest........       344,494
                                                  ----------
     Present value of minimum lease payments..     3,276,905
     Less discount recognized for value of
      warrants................................       597,760
                                                  ----------
     Net capital lease obligations............     2,679,145
     Less current portion of net capital lease
      obligations.............................     1,026,505
                                                  ----------
     Long term portion of net capital lease
      obligations.............................    $1,652,640
                                                  ==========

8. Credit Facility

   On December 9, 1999 the Company entered into a credit facility with a syndicate of lenders. The credit facility consists of the following:

  . Revolving credit facility in an amount up to $55,000,000. The available revolving credit facility amount will be reduced in quarterly installments beginning in March 2002 and ending in December 2005. None of the revolving credit facility was drawn down as of December 31, 1999.

  . Delayed draw term loan facility in the amount of $110,000,000. The
    Company is required to borrow the entire facility on or before December 9, 2000. The outstanding delayed draw term loan amount is required to be paid in quarterly installments beginning in March 2002 and ending in December 2005. None of the delayed draw term loan facility was drawn down as of December 31, 1999.

  . Term loan facility in the amount of $85,000,000, all of which was drawn down on the closing date. The outstanding term loan amount is required to be paid in quarterly installments beginning in March 2002 and ending in June 2006.

   The credit facility also provides for the issuance of letters of credit on our behalf by the lenders.

   Borrowings under the credit facility are collateralized by a first priority lien against substantially all of the Company's assets. The lenders under the credit facility have agreed that the liens which collateralize the credit facility may also collateralize an additional $50,000,000 of additional borrowings in the event the credit facility is extended, but the lenders have no obligation to provide such additional financing.

   Loans under the facilities bear interest at floating rates based on the prime rate or LIBOR plus, in each case, an additional interest rate of three and one-quarter percent per year to four and one-half percent per year.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   In July 1998, the Company finalized a commitment from an investment bank to provide up to $50,000,000 of debt financing (the "Bridge Loan"). The Bridge Loan carried interest at 10% per annum through January 15, 1999. The interest rate then increased to 11.5%. As of December 31, 1998, the Company had drawn down the entire $50,000,000 available under its bridge loan commitment.

   In connection with the Bridge Loan, the Company issued warrants (the "Bridge Loan Warrants") to purchase 2,925,000 shares of common stock to this bank, at an exercise price of $0.0044 per share for the first 562,500 shares, and $2.9644 for the remainder.

   The fair value of the warrants has been determined using a Black-Scholes Model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.31%, an expected dividend yield of zero percent and a volatility of 75%. Based on the fair value of these warrants, the Company has recognized a discount of $6,082,567 to the bridge loan, which was amortized over the life of the loan term. Amortization of this discount amounted to $1,352,529, $1,867,684 and $0 in 1999, 1998 and 1997, respectively. On April 5,
1999, the Company paid off the Bridge Loan and therefore all remaining unamortized debt discount was recognized as interest expense in 1999.

9. Common Stock

   The Company sold 17,250,000 shares of common stock at $24 per share it its initial public offering on May 5, 1999. Net of underwriting discounts, commissions, and other offering fees, the proceeds to the Company were $386,441,000.

10. Preferred Stock

   Upon the Company's initial public offering, the outstanding shares of all Series B, Series C, and Series D-1 preferred stock automatically converted into 79,690,842 shares of common stock.

11. Stock Options

   In September 1997, the Company adopted the 1997 Stock Option Plan under which the Board of Directors may grant options to purchase common stock either as incentive stock options to employees and directors or nonstatutory stock options to employees, directors, and consultants. In March 1999, the Company adopted the 1999 Stock Plan. The terms under these plans are similar. Options granted under these plans as incentive stock options are issued at an exercise price between 100% and 110% of fair market value, as determined by the Board of Directors. Nonstatutory options are issued at between 85% and 110% of their fair market value. At December 31, 1999, 1998 and 1997, 28,125,000, 16,875,000
and 8,194,639 shares of common stock, respectively, have been reserved for the exercise of stock options.

   Generally, options granted under these plans become exercisable at a rate of 1/4 of the total at the end of twelve months from the vesting commencement date, and 1/48 of the total per month thereafter of employment. Options generally expire ten years from the date of the grant except in the case of an incentive stock option granted to an optionee who, at the time of the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock outstanding. In this case, the term of the option is 5 years from the date of the grant.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   The following table summarizes activity under the Company's stock option plan for the period from May 16, 1997 (date of inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999:

                              Shares Available Number of Options Weighted Average
                                 for Grant        Outstanding     Exercise Price
                              ---------------- ----------------- ----------------
     Reserved for issuance...     8,194,639
       Granted...............    (5,130,000)       5,130,000          $ 0.03
       Exercised.............           --               --
       Cancelled.............           --               --
                                -----------       ----------          ------
     Balances as of December
      31, 1997...............     3,064,639        5,130,000          $ 0.03
     Reserved for issuance...     8,680,360
       Granted...............    (9,088,087)       9,088,087          $ 0.29
       Exercised.............           --          (241,875)         $ 0.15
       Cancelled.............       217,969         (217,969)         $ 0.10
                                -----------       ----------          ------
     Balances as of December
      31, 1998...............     2,874,881       13,758,243          $ 0.20
     Reserved for issuance...    11,250,000
       Granted...............   (11,440,307)      11,440,307          $15.98
       Exercised.............           --        (3,630,578)         $ 0.32
       Cancelled.............     1,565,167       (1,565,167)         $ 9.46
                                -----------       ----------          ------
     Balances as of December
      31, 1999...............     4,249,741       20,002,805          $ 8.40
                                ===========       ==========          ======

   The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 1999:

                             Options Outstanding          Options Exercisable
                    ------------------------------------- --------------------
                                Weighted Average Weighted             Weighted
       Range of       Number       Remaining     Average    Number    Average
       Exercise     Outstanding   Contractual    Exercise Exercisable Exercise
        Prices      at 12/31/99   Life (Years)    Price   at 12/31/99  Price
     -------------  ----------- ---------------- -------- ----------- --------
     $.03 - $.67    10,486,570        8.33        $  .25   3,411,117   $  .18
     $3.56 - $6.67   3,586,924        9.19        $ 6.09     304,532   $ 6.48
       $18.00 -
         $18.63      2,458,511        9.47        $18.23         --    $  --
       $21.56 -
         $26.75      2,044,400        9.68        $23.61      54,446   $24.00
       $31.69 -
         $38.25      1,277,000        9.57        $34.42         --    $  --
     $43.25            149,400        9.36        $43.25         --    $  --
                    ----------                             ---------
                    20,002,805        8.85        $ 8.40   3,770,095   $ 1.03
                    ==========                             =========

   The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Options Issued to Employees and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of employee stock options was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $6,463,280, $14,380,698 and $1,203,614 for the years ended December 31, 1999 and 1998 and for the period from May 16, 1997, date of inception, to December 31, 1997, respectively. This amount was recorded as a reduction of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   During the years ended December 31, 1999 and 1998 and for the period from May 16, 1997, date of inception, to December 31, 1997, the Company recognized $5,406,117, $2,387,941 and $173,612, respectively, of employee stock compensation expense.

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method under APB No. 25 for options granted to employees and disclose pro forma net earnings and earnings per share in accordance with SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                         1999           1998         1997
                                     -------------  ------------  -----------
     Net loss as reported........... $(183,698,217) $(28,846,706) $(1,440,269)
     Pro forma net earnings.........  (209,684,526)  (29,994,072)  (1,453,377)
     Net loss per share as
      reported......................         (2.02)        (1.18)       (0.07)
     Pro forma earnings per share...         (2.31)        (1.23)       (0.07)

   The weighted average fair value of stock options granted during the years ended December 31, 1999 and 1998 and for the period from May 16, 1997 to December 31, 1997 was $7.83, $0.75 and $0.05, respectively.

   The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings and earnings per share in future years, since valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

   The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999, 1998 and 1997. The following assumptions were applied in determining the pro forma compensation cost:

                                                                1999  1998  1997
                                                               ------ ----- ----
     Weighted average risk-free interest rate.................  4.92% 5.25% 5.7%
     Expected dividend yield..................................     0%    0%   0%
     Expected option life in years............................    3.5     5    5
     Volatility............................................... 87.62%    0%   0%

   Because the Company did not have actively traded equity securities prior to May 1999, volatility was not considered in determining the fair value of stock-based awards to employees during 1998 and 1997.

   In 1998 the Company granted options to a non-employee and charged the related costs to stock compensation expense. The Company applies SFAS No. 123 to account for such options. The fair value of these options issued, $275,784, was determined using a Black-Scholes model with the above assumptions and a volatility of 75%.

12. Employee Benefit Plan

   In January 1997, the Company established the NorthPoint Communications 401(k) plan (the Plan) which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by the Company as determined by the Board of Directors. No contributions were made by the Company during 1999, 1998 and 1997.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

   In May 1999, the Company instituted an employee stock purchase plan. The provisions of the plan allow employees to purchase the Company's stock at 85% of the lesser of its fair market value on the first or last day of each offering period. The first offering period commenced May 4, 1999 and ended June 30, 1999. Subsequent offering periods have a duration of six months. During the year ended December 31, 1999, 79,448 shares of the Company's common stock were purchased under the plan.

13. Related Party Transactions

   In 1999, 1998 and 1997, legal fees of $1,166,452, $114,831 and $76,804, respectively, were paid to law firms which, along with attorneys of the firms, are stockholders in the Company.

   A principal stockholder of the Company owns capital stock of a vendor of the Company. The Company's payments to the vendor in 1999, 1998 and 1997 totaled $42,497,366, $8,490,467 and $203,000, respectively.

14. Stock Warrants

 Equipment Lease Warrants

   In conjunction with the capital leases of property and equipment (Note 7), the Company issued warrants to purchase up to 1,251,524 shares of common stock to an equipment lease provider, at an exercise price of $0.30 per share. As of December 31, 1997 and 1998, warrants to purchase 250,303 and 917,779 shares, respectively, had vested. No additional warrants vested during 1999. The equipment lease provider exercised all of these vested warrants during 1999. The fair value of the warrants on each of the vesting dates has been determined using a Black-Scholes Model, applying an expected life of 5 years, a weighted average risk-free interest rate of 5.7%, an expected dividend yield of zero percent and a volatility of 75%, resulting in a debt discount of $1,061,268 and related amortization of $265,321 and $198,204 in 1999 and 1998, respectively.

 Bridge Loan Warrants

   In conjunction with the Bridge Loan (Note 8), the Company issued warrants to purchase 562,500 shares of common stock for an exercise price of $0.0044 per share and 2,362,500 shares of common stock for an exercise price of $2.9644 per share. The Bridge Loan Warrants are exercisable immediately and expire in July 2003. These warrants carry provisions which protect the holder from dilution caused by certain specified events, including:

  . stock or cash dividends, stock splits, reverse stock splits or reclassifications;

  . issuances of common stock, rights, options or warrants at prices per share lower than the then current market value per share;

  . distributions of debt, assets or cash; and

  . consolidation or merger with or into another person or sale of all or substantially all of the Company's assets.

   In these events, the exercise price and number of shares issuable upon exercise of these warrants will be adjusted to reduce the dilution caused by these events.

 Contingent Warrants

   The Company has agreed to issue warrants to purchase up to 212,568 shares of its common stock at a price of $1.5689 per share to one of its shareholders. No warrants have been issued under this agreement at December 31, 1999.

                        NORTHPOINT COMMUNICATIONS, INC.

 Microsoft Warrants

   At the time of the Company's initial public offering, Microsoft purchased common shares for $30,000,000 and the Company granted Microsoft a warrant to purchase $30,000,000 of Class B common stock at an exercise price per share of $36 in conjunction with this investment. This warrant is exercisable immediately and will expire in May 2004. The fair value of the warrants has been determined using a Black-Scholes Model. The fair value of these warrants is $2,618,916.

15. Subsequent Events

 Note offering

   On February 3, 2000, the Company issued senior notes in the aggregate principal amount of $400,000,000. The net proceeds from the issuance of the notes was approximately $387,500,000. The notes mature on February 15, 2010 and bear interest at a rate of twelve and seven-eighths percent per year. The interest is payable semi-annually on each February 15 and August 15, beginning on August 15, 2000.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NorthPoint Communications Group, Inc.

  Our audits of the consolidated financial statements referred to in our report dated March 6, 2000 appearing in this Annual Report on Form 10-K to Stockholders of NorthPoint Communications Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 6, 2000

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

   Period from May 16, 1997 (date of inception) through December 31, 1997 and
                     Years Ended December 31, 1998 and 1999

Valuation allowance for doubtful accounts

                                     Additions
                                      charged
                          Balance at to costs  Charged
                          beginning     and    to other             Balance at
For the period ended:     of period  expenses  accounts Deductions end of period
---------------------     ---------- --------- -------- ---------- -------------
                                              (in thousands)
December 31, 1997........  $     0        --      --        --        $     0
December 31, 1998........  $     0    $    19     --        --        $    19
December 31, 1999........  $    19    $ 1,045     --      ($230)      $   834

Valuation allowance for inventory reserve

                                     Additions
                                      charged
                          Balance at to costs  Charged
                          beginning     and    to other             Balance at
For the period ended:     of period  expenses  accounts Deductions end of period
---------------------     ---------- --------- -------- ---------- -------------
                                              (in thousands)
December 31, 1997........  $     0        --      --        --        $     0
December 31, 1998........  $     0        --      --        --        $     0
December 31, 1999........  $     0    $   400     --        --        $   400

Valuation allowance for deferred tax asset

                                     Additions
                                      charged
                          Balance at to costs  Charged
                          beginning     and    to other             Balance at
For the period ended:     of period  expenses  accounts Deductions end of period
---------------------     ---------- --------- -------- ---------- -------------
                                              (in thousands)
December 31, 1997........  $     0    $   445     --        --        $   445
December 31, 1998........  $   445    $ 9,586     --        --        $10,031
December 31, 1999........  $10,031    $79,847     --        --        $89,878

                                 EXHIBIT INDEX

   The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   3.1   Third Amended and Restated Certificate of Incorporation of NorthPoint
         Communications Group, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on April 19, 1999).

   3.2   Amended and Restated Bylaws of NorthPoint Communications Group, Inc.*

   4.1   Form of Specimen Common Stock Certificate of NorthPoint Communications
         Group, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No.
         4 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on May 4, 1999).
   4.2   Indenture dated as of February 8, 2000, between NorthPoint
         Communications Group, Inc. and The Bank of New York, as Trustee, including form of 12 7/8% Senior Note due 2010.*
   4.3   Registration Rights Agreement dated as of February 8, 2000, among
         NorthPoint Communications Group, Inc. and Goldman, Sachs & Co., Morgan
         Stanley & Co. Incorporated, CIBC World Markets Corp. and Credit Suisse
         First Boston Corporation.*
   9.1   Second Amended and Restated Voting Agreement among NorthPoint
         Communications, Inc., NorthPoint Communications Group, Inc. and certain of its stockholders, dated March 22, 1999 (incorporated by reference to Exhibit 9.1 to Amendment No. 2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19, 1999).
  10.1   The Amended and Restated NorthPoint Communications Group, Inc.
         Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.1 to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30, 1999).
  10.2   1997 Stock Option Plan of NorthPoint Communications, Inc.
         (incorporated by reference to Exhibit 10.2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).
  10.3   Amended and Restated Series C Preferred Stock Purchase Agreement among
         NorthPoint
         Communications, Inc. and certain of its stockholders, dated January
         20, 1999 (incorporated by reference to Exhibit 10.3 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).
  10.4   Fourth Amended and Restated Right of First Refusal and Co-Sale
         Agreement among NorthPoint Communications, Inc., NorthPoint
         Communications Group, Inc. and certain of its stockholders, dated
         March 22, 1999 (incorporated by reference to Exhibit 10.4 to Amendment
         No. 2 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on April 19, 1999).
  10.5   Fifth Amended and Restated Rights Agreement among NorthPoint
         Communications, Inc., NorthPoint Communications Group, Inc. and certain of its stockholders, dated March 22, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19, 1999).
  10.6 Side letter relating to the purchase of Series C preferred stock between NorthPoint Communications, Inc. and Vulcan Ventures
         Incorporated, dated February 19, 1999 (incorporated by reference to
         Exhibit 10.6 to the company's Registration Statement on Form S-1 (File
         Number 333-73065) filed with the SEC on February 26, 1999).
  10.7 Side letter relating to the purchase of Series C preferred stock among NorthPoint Communications, Inc. and certain of its stockholders, dated
         February 19, 1999 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).
  10.8   Side letter relating to mirror warrants among NorthPoint
         Communications Group, Inc. and certain of its stockholders, dated
         March 22, 1999 (incorporated by reference to Exhibit 10.8 to Amendment
         No. 1 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on March 31, 1999).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.9   Guaranty dated March 22, 1999 from NorthPoint Communications Group,
         Inc. as Guarantor (incorporated by reference to Exhibit 10.11 to
         Amendment No. 1 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on March 31, 1999).

  10.10  Amended and Restated Convertible Promissory Note made by NorthPoint
         Communications, Inc. and NorthPoint Communications Group, Inc. in favor of Verio, Inc., dated March 26, 1999 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the company's Registration
         Statement on Form S-1 (File Number 333-73065) filed with the SEC on
         April 19, 1999).
  10.11  Series C Preferred Stock Purchase Warrant Agreement between NorthPoint
         Communications, Inc. and Intel Corporation, dated August 26, 1998
         (incorporated by reference to Exhibit 10.15 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).
  10.12  Letter agreement dated March 22, 1999 between NorthPoint
         Communications Group, Inc. and Morgan Stanley Senior Funding, Inc.
         (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on March 31, 1999).
  10.13  Addendum to Series C Preferred Stock Purchase Agreement among
         NorthPoint Communications, Inc. and certain of its stockholders, dated
         August 26, 1998 (incorporated by reference to Exhibit 10.17 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26, 1999).
  10.14  Subscription Agreement between NorthPoint Communications, Inc. and CNA
         Trust FBO Michael W. Hall, dated December 31, 1997 (incorporated by reference to Exhibit 10.18 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on February 26,
         1999).
  10.15  The Amended and Restated NorthPoint Communications Group, Inc. 1999
         Stock Plan.*

  10.16  Form of Indemnification Agreement of NorthPoint Communications Group,
         Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-
         73065) filed with the SEC on March 31, 1999).
  10.17  Agreement and Plan of Merger of NorthPoint Merger Sub, Inc.,
         NorthPoint Communications Group, Inc. and NorthPoint Communications,
         Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the company's Registration Statement on Form S-1
         (File Number 333-73065) filed with the SEC on March 31, 1999).
  10.18  Assignment and Assumption Agreement between NorthPoint Communications,
         Inc. and NorthPoint Communications Group, Inc., dated March 22, 1999
         (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the company's Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on March 31, 1999).
  10.19 First Amendment to Note Purchase Agreement dated as of March 22, 1999 between NorthPoint Communications, Inc. and Morgan Stanley Senior
         Funding, Inc. (incorporated by reference to Exhibit 10.24 to Amendment
         No. 1 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on March 31, 1999).
  10.20 Form of Series D-1 Preferred Stock Purchase Agreement entered into between NorthPoint Communications Group, Inc. and each of Network Plus
         Corporation, ICG Services, Inc., Verio Inc., ALC Communications
         Corporation, At Home Corporation, Cable & Wireless USA, Inc., Netopia,
         Inc. and Concentric Network Corporation (incorporated by reference to
         Exhibit 10.25 to Amendment No. 2 to the company's Registration
         Statement on Form S-1 (File Number 333-73065) filed with the SEC on
         April 19, 1999).
  10.21  Warrant and Rights Agreement between NorthPoint Communications Group,
         Inc. and Microsoft Corporation, dated April 7, 1999 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the company's
         Registration Statement on Form S-1 (File Number 333-73065) filed with the SEC on April 19, 1999).


 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.22  Class B Common Stock Purchase Warrant dated May 10, 1999, made by
         NorthPoint Communications Group, Inc. in favor of Microsoft
         Corporation (incorporated by reference to Exhibit 10.27 to Amendment
         No. 2 to the company's Registration Statement on Form S-1 (File Number
         333-73065) filed with the SEC on April 19, 1999).

  10.23  Office Lease dated June 17, 1999, between The Equitable Life Assurance
         Society of the United States and NorthPoint Communications, Inc.
         (incorporated by reference to Exhibit 10.31 to the company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30, 1999).
  10.24 Office Lease dated June 5, 1999, between Emery Station Associates, LLC and NorthPoint Communications, Inc. (incorporated by reference to Exhibit 10.32 to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the SEC on July 30,
         1999).
  10.25  Credit and Guaranty Agreement dated as of December 9, 1999 among
         NorthPoint Communications, Inc., NorthPoint Communications Group,
         Inc., Certain Subsidiaries of NorthPoint Communications, Inc., as
         Guarantors, Various Lenders, Goldman Sachs Credit Partners, L.P.,
         Canadian Imperial Bank of Commerce, and Newcourt Commercial Financial
         Corporation, including forms of notes.*
  10.26  Pledge and Security Agreement dated December 9 between NorthPoint
         Communications, Inc., NorthPoint Communications Group, Inc.,
         NorthPoint Communications of Virginia, Inc. and Canadian Imperial Bank of Commerce.*
  10.27  Amendment to Credit Agreement dated as of February 2, 2000 among
         NorthPoint Communications, Inc., NorthPoint Communications Group,
         Inc., Certain Subsidiaries of NorthPoint Communications, Inc., as
         Guarantors, Various Lenders, Goldman Sachs Credit Partners, L.P.,
         Canadian Imperial Bank of Commerce, and Newcourt Commercial Financial
         Corporation.*
  10.28  Form of Option Agreement under the Amended and Restated NorthPoint
         Communications Group, Inc. 1999 Stock Plan.*

  10.29  Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Elizabeth A. Fetter.*

  10.30  Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Herman W. Bluestein.*

  10.31  Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Steven J. Gorosh.*

  10.32  Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Nancy J. Hemmenway.*

  10.33  Employment Agreement dated March 7, 2000 between NorthPoint
         Communications, Inc. and Michael G. Parks.*

  11     Statement re: Computation of Earnings Per Share.*

  21     Subsidiaries.*

  23.1   Consent of PricewaterhouseCoopers LLP, independent accountants.*

  27.1   Financial Data Schedule.*

--------
* Filed herewith.