Form 10-Q
period 2000-03-31
NORTHPOINT COMMUNICATIONS GROUP INC
filed 2000-05-15
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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



                        303 Second Street, South Tower
                        San Francisco, California 94107
                   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (415) 403-4003


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of Common Stock, par value $.001 per share, of NorthPoint Communications Group, Inc. outstanding as of May 10, 2000 was 131,989,809.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements...........................................................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................  30

                                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................................  31

Item 2.  Changes in Securities and Use of Proceeds...................................................................  31

Item 3.  Defaults Upon Senior Securities.............................................................................  31

Item 4.  Submission of Matters to a Vote of Security Holders.........................................................  31

Item 5.  Other Information...........................................................................................  31

Item 6.  Exhibits and Reports on Form 8-K............................................................................  32

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)

                                                                                       (Unaudited)
                                                                                        March 31,             December 31,
                                                                                        ---------             ------------
                                                                                          2000                    1999
                                                                                          ----                    ----
                                              ASSETS
Current assets:
 Cash and cash equivalents                                                                $    278,731        $     95,019
 Short-term investments                                                                        133,382             115,034
 Accounts receivable, net of an allowance of $823 and $834, respectively                        15,663              10,558
 Inventories                                                                                     6,971               4,439
 Prepaid expenses and other assets                                                              35,205              19,555
                                                                                          ------------        ------------
           Total current assets                                                                469,952             244,605
Property and equipment:
 Networking equipment                                                                          165,553             117,625
 Central office collocation space improvements                                                  81,752              61,637
 Computers and software                                                                         59,736              40,739
 Leasehold improvements                                                                         21,052              14,176
 Furniture, fixtures and office equipment                                                       11,479              10,192
                                                                                          ------------        ------------
           Total property and equipment                                                        339,572             244,369
 Less accumulated depreciation and amortization                                                (27,989)            (17,245)
                                                                                          ------------        ------------
           Property and equipment, net                                                         311,583             227,124
Long-term investment                                                                             6,740               6,740
Deposits                                                                                           452                 691
                                                                                          ------------        ------------
           Total assets                                                                   $    788,727        $    479,160
                                                                                          ============        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, including related party payables of $3,859 and $6,161, respectively    $     38,976        $     56,004
 Accrued expenses                                                                               30,104              25,675
 Deferred short-term credits                                                                       348                 348
 Capital lease obligations, current portion, net of unamortized debt discount
  of $265 and $265, respectively                                                                 1,053               1,027
                                                                                          ------------        ------------
           Total current liabilities                                                            70,481              83,054
Capital lease obligations, long-term portion, net of unamortized debt discount
 of $266 and $332, respectively                                                                  1,356               1,653
Deferred long-term credits                                                                       1,392               1,392
Notes payable                                                                                  400,000
Term loan                                                                                       85,000              85,000
                                                                                          ------------        ------------
           Total liabilities                                                                   558,229             171,099
                                                                                          ------------        ------------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock, $0.001 par value; 281,250,000 shares authorized at March 31, 2000 and
     December 31, 1999; 131,214,096 and 126,469,210 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively (the December 31, 1999 shares issued and outstanding includes 2,466,724 shares of Class B common stock that
     converted into common stock in March 2000)                                                    131                 126


  Warrants                                                                                       2,619               8,701
  Additional paid-in capital                                                                   532,946             525,294
  Deferred stock compensation                                                                  (11,195)            (12,405)
  Accumulated other comprehensive income                                                           (79)                330
  Accumulated deficit                                                                         (293,924)           (213,985)
                                                                                          ------------        ------------
           Total stockholders' equity                                                          230,498             308,061
                                                                                          ------------        ------------
           Total liabilities and stockholders' equity                                     $    788,727        $    479,160
                                                                                          ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)

                                                                                        (Unaudited)
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                    2000          1999
                                                                                    ----          ----
Revenues                                                                        $     19,971     $     1,283

Operating expenses:
 Network expenses                                                                     33,538           3,932
 Selling, marketing, general and administrative                                       48,446          14,379
 Amortization of deferred stock compensation                                           1,211           1,592
 Depreciation and amortization                                                        10,743           1,387
                                                                                ------------     -----------

         Total operating expenses                                                     93,938          21,290
                                                                                ------------     -----------

         Loss from operations                                                        (73,967)        (20,007)

Interest income                                                                        5,038             238
Interest expense                                                                     (11,010)         (3,583)
                                                                                ------------     -----------

         Net loss                                                               $    (79,939)    $   (23,352)
                                                                                ============     ===========

Net loss per common share - basic and diluted                                   $      (0.62)    $     (0.94)
                                                                                ============     ===========

Weighted average shares used in computing net loss per
  common share - basic and diluted                                               129,010,470      24,908,053
                                                                                ============     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)


                                                                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                         2000          1999
                                                                                                         ----          ----
Cash flows from operating activities:
 Net loss                                                                                            $ (79,939)      $ (23,352)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                                       10,743           1,387
    Amortization of deferred stock compensation                                                          1,211           1,592
    Amortization of debt discount                                                                           66           1,419
  Changes in assets and liabilities:
    Accounts receivable                                                                                 (5,105)           (290)
    Inventories                                                                                         (2,532)             --
    Prepaid expenses and other assets                                                                  (15,650)         (2,651)
    Deposits                                                                                               239             (49)
    Accounts payable                                                                                   (17,029)          3,486
    Accrued expenses                                                                                     4,429           9,031
    Deferred revenue                                                                                        --            (189)
                                                                                                     ---------       ---------

         Net cash used in operating activities                                                        (103,567)         (9,616)

 Cash flows from investing activities:
  Purchase of short-term investments                                                                   (18,757)             --
  Purchase of property and equipment                                                                   (95,202)        (26,967)
                                                                                                     ---------       ---------

         Net cash used by investing activities                                                        (113,959)        (26,967)

 Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                                                   1,574          73,977
  Payments on line of credit borrowings                                                                     --            (725)
  Proceeds from notes payable                                                                          400,000           5,600
  Principal payments on capital lease obligations                                                         (336)           (317)
                                                                                                     ---------       ---------

         Net cash provided by financing activities                                                     401,238          78,535
                                                                                                     ---------       ---------
Net increase in cash and equivalents                                                                   183,712          41,952
Cash and equivalents at beginning of period                                                             95,019          10,956
                                                                                                     ---------       ---------

Cash and equivalents at end of period                                                                $ 278,731       $  52,908
                                                                                                     =========       =========

Supplemental cash flow information and noncash activities:

  Warrants issued for bridge loan and capital lease                                                  $      --       $   1,911
                                                                                                     =========       =========

  Income taxes paid                                                                                  $       1       $       4
                                                                                                     =========       =========

  Interest paid                                                                                      $   7,995       $     986
                                                                                                     =========       =========

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

     The Company sells its services on a wholesale basis to NSPs. For the three months ended March 31, 2000 and the year ended December 31, 1999, two NSP customers accounted for 34% and 32% of revenue, respectively.

     The Company is dependent upon a small number of major suppliers and service providers.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

    Cash and cash equivalents

     The Company considers all highly liquid monetary instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

     A portion of the Company's cash deposits is restricted since it supports letters of credit that the Company has provided to secure office space. The balance of restricted cash at March 31, 2000 and December 31, 1999 was $4,060,400 and $4,365,400, respectively.

    Short-term and long-term investments

     Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available-for-sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company classifies its investments as held-to-maturity and available-for-sale. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders' equity. At the time of sale, any gains or losses will be recognized as a component of operating results. The Company recorded other comprehensive income of $(78,500) as of March 31, 2000 related to the net unrealized losses of certain available-for-sale investments.

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

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

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

4.   Note Offering

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

                     NORTHPOINT COMMUNICATIONS GROUP, INC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.  Common Stock

     In January 2000, a warrant holder exercised warrants held to purchase 2,925,000 shares of common stock. In connection with the warrant agreement, the agreement was executed net of exercise. This resulted in the issuance of 2,662,233 shares of common stock.

     From January 1, 2000 to March 31, 2000, the Company granted to employees options to purchase an aggregate of 923,500 shares of common stock at an exercise price of $22.56 to $31.00 per share, which was the fair market value of the stock at the time of the grants.

     In March 2000, 2,466,724 shares of Class B common stock automatically converted into 2,466,724 shares of common stock in accordance with the terms of the Company's certificate of incorporation.

6.   Stock Warrants

    Contingent Warrants

     The Company has issued warrants to purchase up to 212,568 shares of its common stock at a price of $1.5689 per share to one of its shareholders, which are exercisable upon the achievement of certain milestones by the holder of the warrants. The value of the warrants will be determined using a Black-Scholes model and will be recorded once the warrants become exercisable.

7.   Subsequent Events

    Strategic Joint Ventures

     During the quarter ended March 31, 2000, NorthPoint announced its intention to form two international joint ventures. The first is a 50-50 joint venture with a Canadian competitive service provider to deliver wholesale DSL-based broadband services to businesses throughout Canada. Service is expected to begin in the third quarter of 2000. The second is a 50-50 joint venture with an alternative broadband local access network operator in the Benelux region and the northwest Rhine region of Germany. This joint venture plans to eventually deliver DSL services accross Europe as those markets open. The Company has committed to contribute a total of approximately $75,000,000 to these ventures by the end of the first quarter of 2001.

    Common Stock

     From April 1, 2000 to May 10, 2000, The Company granted to certain employees options to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $10.00 to $12.13 per share. Under the provisions of APB No. 25, deferred compensation of approximately $1,312,500 will be recognized in connection with these grants and amortized as deferred stock compensation expense over the vesting period of the options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of NorthPoint's financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. In the discussion below, we refer to the period from inception to December 31, 1997 as "1997".

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

     We are currently providing services in 37 metropolitan areas, spanning 81 metropolitan statistical areas, in the United States and intend to offer service in a total of over 60 metropolitan areas, spanning 110 metropolitan statistical areas by the end of 2000. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our targeted markets. As of March 31, 2000, we had secured space in over 1,799 central offices and were providing services from 1,260 of those central offices. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

     We are currently providing or have entered into agreements to provide our services to more than 200 network service providers. As of March 31, 2000, we had connected over 41,300 of their end users to our networks. Upon completion of our planned expansion, our networks will be able to reach approximately 5.5 million businesses and 45 million households, including more than 80% of the small- and medium-sized businesses in our 60 markets.

     Since inception on May 16, 1997, our principal activities have included:

     .    developing our business plans;

     .    procuring governmental authorizations and space in central offices;

     .    raising capital and hiring management and other key personnel;

     . working on the design and development of our network architecture and operations support systems;

     .    acquiring equipment and facilities;

     .    negotiating interconnection agreements; and

     .    selling and marketing our services to network service providers.

     As a result of our development activities, we have experienced operating losses. We expect to experience increasing operating losses as we expand our operations.

     We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 36 additional markets. We intend to offer our services in 23 additional metropolitan areas by year-end 2000. Deployment of our networks will require significant upfront capital expenditures. We were offering service from 1,260 operational central offices at the end of the first quarter of 2000 and plan to offer service from an additional 440 central offices by the year end 2000 to allow us to achieve blanket coverage in our 37 markets as well as 23 additional targeted markets.

     The principal capital expenditures we incur when we enter any market include:

     . the establishment of a metropolitan node-a facility at which we aggregate and disseminate data traffic in each metropolitan area-and the purchase and installation of electronic switching equipment for that node;

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

     EBITDA is a measure of financial performance commonly used in the telecommunications industry. It is defined as earnings before net interest, taxes, amortization of deferred stock compensation, depreciation and amortization. Other companies' definition of EBITDA may differ from ours. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity.

Factors Affecting Future Operations

     Revenues. We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Prior to the quarter ended September 30, 1999, we had sold only minimal amounts of end-user modems or other electronic equipment. During the three most recent quarters, we began to sell an increasing amount of such equipment to support the needs of our growing network service provider partner base.

     We seek to price our services competitively in relation to those of the traditional telephone companies and other competitive telecommunications companies in each market. Current standard end user line prices that we charge to our network service providers for our business class services generally range from $75 per month for 144 kilobits per second service to $250 per month for 1.5 megabits per second service, before volume discounts. Pricing for residential class service is generally lower. Although pricing will be an important part of our strategy, we believe that customer relationships, customer care and consistent quality will be the key to generating customer loyalty. During the past several years, market prices for many telecommunications services have been declining, which is a trend that we believe will likely continue. As prices decline for any given speed of service, we expect that the total number of end users and the proportion of our end users purchasing our higher-speed, higher-priced services will increase. The cost to upgrade an end user's speed is generally minimal.

     We accelerated our deployment during the course of 1999 into additional geographic markets, successfully enabling us to sign more network service provider partners than previously planned. We plan to continue our strategy of rapidly entering new markets to secure key channel partnerships and create awareness of the NorthPoint brand. We believe this strategy leaves us well-positioned to capitalize on the demand for our products. In view of this rapid deployment, we need to continue to enhance our abilities to develop the markets where we offer service, including enhanced training of our employees as well as our existing and new network service provider partners. Continuing future acceleration of line installations is dependent upon our ability to upgrade our provisioning processes and interfaces, the timing and effectiveness of which could affect future quarterly results.

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

     Selling, Marketing, General and Administrative Expenses. Our selling, marketing, general and administrative expenses primarily consist of costs related to selling, marketing, customer care, provisioning, billing, regulatory, corporate administration, network engineering and maintenance. On occasion, we will participate in various sales promotions with our customers by advancing market development funds to assist in their marketing efforts, particularly for new markets. These costs are deferred and amortized over the estimated duration of the promotion's effect in those markets. Additionally, we incur other costs associated with administrative overhead, office leases and bad debt. In general, we reserve for bad debt expense based upon our experience and estimates of collectability. Because our history is limited it is possible that, on occasion, we may have to increase our bad debt reserves in excess of our past experience. The timing of these increases if any, could affect future quarterly results. We expect that our selling, marketing, general and administrative costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the start-up phase of our business. However, we expect these expenses to decline as a percentage of our revenues as we build our customer base and the number of end users connected to our networks increases.

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

     Amortization of Deferred Stock Compensation. Stock compensation arises as a result of the granting of stock options to employees with exercise prices below the fair values at the date of grant. The deferred compensation is being amortized over the vesting period of the associated options.

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

     Revenues.  We recognized $1,283,000 in revenues for the quarter ended
March 31, 1999, 75% of which consisted of recurring revenues and did not include sales of end user modems or other electronic equipment. Revenues for the quarter ended March 31, 2000 were approximately $19,971,000, 49% of which consisted of recurring revenues. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year. In addition, nonrecurring revenues as a proportion of total revenues increased from the quarter ended March 31, 1999 as we were selling end-user modems and other electronic equipment during the quarter to support the needs of our growing network service provider partner base. We expect that non-recurring revenues as a percentage of total revenues will decrease over time as we add end users to our networks.

     Network Expenses. Network expenses were approximately $3,932,000 for the quarter ended March 31, 1999 and $33,538,000 for the quarter ended March 31, 2000. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation costs, costs of end user modems, and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets and connect new end users.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were approximately $14,379,000 for the quarter ended March 31, 1999 and $48,446,000 for the quarter ended March 31, 2000. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $1,592,000 for the quarter ended March 31, 1999 and $1,211,000 for the quarter ended March 31, 2000. This reduction in deferred stock compensation expense is due to the attrition of those employees to whom such options were granted. The unamortized balance of $11,195,000 at March 31, 2000 will be amortized over the remaining vesting period of each grant.

     Depreciation and Amortization. Depreciation and amortization expenses were approximately $1,387,000 for the quarter ended March 31, 1999 and $10,743,000 for the quarter ended March 31, 2000. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

     Interest Income and Expense. Interest income for the quarter ended
March 31, 1999 was $238,000. This interest income was earned primarily from the proceeds raised in the Series C preferred stock financing in February 1999 and the cash on hand from a line of credit borrowing on a bridge loan closed in July 1998. The interest income for the quarter ended March 31, 2000 was $5,038,000 and was earned primarily from the proceeds raised in the sale of our senior notes in February 2000.

     Interest expense for the quarter ended March 31, 1999 was approximately $3,583,000. Interest expense for the quarter ended March 31, 1999 includes amortization of $1,419,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants. The remainder of the interest expense primarily represents the interest associated with the bridge loan. Interest expense for the quarter ended March 31, 2000 was $11,010,000 and primarily represents the interest associated with our senior notes sold in February 2000 and also our senior credit facilities, which we closed in December 1999.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office colocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $26,967,000 for the three months ended March 31, 1999 and $95,202,000 for the three months ended March 31, 2000.

     Although we have no material commitments for capital expenditures during 2000, we plan to make total capital expenditures in 2000 estimated at approximately $250,000,000 to develop our networks. In each market, we will initially target the central offices with the highest density of small-and medium-sized businesses. We will expand into other central offices when we obtain adequate demand or volume commitments from our customers. We will also incur capital expenditures for building a metropolitan node in each market and for expanding our network control center in the San Francisco Bay Area.

     As of March 31, 2000, we had an accumulated operating deficit of $293,924,000 and cash, cash equivalents and short-term investments of $412,113,000.

     Net cash used in operating activities was $9,616,000 for the three months ended March 31, 1999 and $103,567,000 for the three months ended March 31, 2000. The net cash used in operations for the three months ended March 31, 1999 was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable. The net cash used in operations for the three months ended March 31, 2000 was primarily due to net losses and an increase in prepaid expenses from the fees paid in connection with the sale of our senior notes in February 2000. The net cash used in investing activities was $26,967,000 for the three months ended March 31, 1999 and $113,959 for the three months ended March 31, 2000. Investing activities were principally acquisitions of property and equipment in both years. Net cash provided by financing activities was approximately $78,535,000 for the quarter ended March 31, 1999, of which $73,977,000 related to the issuance of common and preferred stock and $5,600,000 related to borrowings, offset in part by the repayment of certain capital lease obligations and line of credit borrowings totaling approximately $1,042,000.
Net cash provided by financing activities was approximately $401,238,000 for the three months ended March 31, 2000 and relates to the proceeds from the sale of our senior notes, offset by the principal payments on our capital lease obligations totaling approximately $336,000.

     On February 3, 2000, we issued senior notes in the aggregate principal amount of $400.0 million. These notes bear interest at a fixed annual rate of 12 7/8% to be paid in cash every six months and mature on February 15, 2010. Net proceeds from these notes were approximately $387.5 million.

     On December 9, 1999 we entered into a secured credit facility with a syndicate of lenders. The secured credit facility consists of the following:

     . Revolving credit facility in an amount up to $55,000,000. The revolving credit facility is used for general corporate purposes. As of the date of this report, we have not borrowed any amount under the revolving credit facility.

     . Delayed draw term loan facility in the amount of $110,000,000. As of the date of this report, we have not borrowed any amount of the delayed draw term loan facility but we are required to borrow the entire facility on or before December 9, 2000.

     . Term loan facility in the amount of $85,000,000. We borrowed the entire term loan facility amount on December 9, 1999.

     The secured credit facility also provides for the issuance of letters of credit on our behalf by the lenders.

     Borrowings under the secured credit facility are collateralized by a first priority lien against substantially all of our assets. Our obligations under the secured credit facility are guaranteed by all of our subsidiaries and collateralized by a first priority lien on the assets of those subsidiaries. We further pledged to the lenders under the secured credit facility all of the capital stock of NorthPoint Communications, Inc. held by us. The lenders under the secured credit facility have agreed that the liens collateralizing the secured credit facility may also collateralize an additional $50,000,000 of additional borrowings in the event the secured credit facility is extended, but the lenders have no obligation to provide such additional financing.

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

     We believe that our current capital resources will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. However, we may decide to seek additional capital depending upon the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

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

We Expect Our Losses and Negative Cash Flow to Continue

  To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1999, we had operating losses of approximately $168,426,000, net losses of $183,698,000, and negative cash flow from operating and investing activities of $439,571,000. For the quarter ended March 31, 2000, we had operating losses of approximately $73,967,000, net losses of $79,939,000, and negative cash flow from operating and investing activities of $217,526,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

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

A Limited Number of Customers Account for a High Percentage of Our Revenues and the Loss of a Significant Customer Could Harm Our Business

  We currently provide or have agreements to provide data transport solutions to more than 200 network service providers. For the year ended December 31, 1999, our two largest customers accounted for 32% of our revenues. For the quarter ended March 31, 2000, our two largest customers accounted for 34% of our revenues. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We May Not Be Able to Continue to Grow Our Business If We Do Not Obtain Significant Additional Funds

  We believe our current capital resources will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. If we decide to accelerate the timing of the buildout of our networks or target additional markets, we may need significant additional funds. We expect that the actual amount and timing of our future capital requirements, if any, will depend upon the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in our industry. These future capital requirements may be substantial. In addition, we may seek additional financing if:

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

We Need to Make Significant Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

  In 2000, we will have to make significant capital expenditures, estimated at approximately $250,000,000, to develop our business and deploy our services and systems. We may also need to make additional capital expenditures in connection with the acquisition of other companies. In addition, the amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

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

We Depend on Our Billing, Customer Service and Information Support Systems, Which Need Further Development

  Sophisticated information and processing systems are vital to our growth and ability to monitor costs, bill customers, process customer orders and achieve operating efficiencies. Our plans for the development and implementation of our operations support systems rely, for the most part, on acquiring products and services offered by third-party vendors and integrating those products and services in-house to produce efficient operational solutions. However, we may not successfully identify all of our information and processing needs or implement these systems on a timely basis or at all, and these systems may not perform as expected. If our plans for the development and implementation of our operations support systems do not proceed as expected, or if these systems, once implemented, fail to perform as expected, our business prospects, financial condition and results of operations could be materially adversely affected.

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

Our Success Depends on Our Retention of Executive Officers and Other Key Personnel and Our Ability to Hire Additional Key Personnel

  We are managed by a small number of executive officers. Competition for qualified executives in the data communications services industry is intense, and there are a limited number of persons with comparable experience. We depend upon our executive officers because we believe there are few managerial personnel with qualifications to swiftly implement a business plan integrating DSL technology with the existing telephone infrastructure. Any of our executive officers may terminate his or her employment with us at any time. We do not have "key person" life insurance policies on any of our executive officers. The loss of these key individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

  As of March 31, 2000, we had approximately $487,940,000 of indebtedness and $230,498,000 of stockholders' equity.

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

  In April 1999, we received a letter from one of our competitors, Covad Communications Group, Inc., indicating that it had been informed of allowance of a United States patent application. According to Covad's letter, their patent application related to digital subscriber loop implementations supporting (a) a bandwidth of 128 kbps or 144 kbps combined with (b) a bandwidth greater than 128 or 144 kbps. The patent described in Covad's letter has now issued. We have received a copy of the patent. We have not yet evaluated fully the validity or relevance of the patent to our business. If the patent is valid, and if we infringe this patent, we could be required to obtain a license under the patent. While Covad has indicated that we may be interested in obtaining a license from them at the appropriate time, we cannot be certain that such a license, if needed, would be available on commercially acceptable terms.

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

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

  Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of March 31, 2000, we had 131,201,511 shares of common stock outstanding. Of these common shares, approximately 110,831,988 shares are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act, and approximately 17,335,615 are "restricted securities" as defined in Rule 144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

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

  We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at March 31, 2000, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (d) Report of Offering of Securities and Use of Proceeds Therefrom:

  In May 1999, we commenced and completed a firm commitment underwritten initial public offering of 17,250,000 shares of our common stock, including 2,250,000 shares related to the underwriters' overallotment option, at a price of $24.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333-73065), which was declared effective on May 5, 1999. The public offering was underwritten by a syndicate of underwriters led by Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston as their representatives. After deducting underwriting discounts and commissions of $25,500,000 and
expenses of $2,000,000, we received net proceeds of $386,500,000.   As of March
31, 2000, we had used all of the estimated aggregate net proceeds of $386,500,000 from our initial public offering as follows:

     Purchase and installation of machinery and equipment     $  259,070,000
     Purchases of real estate                                 $            0
     Acquisition of other business(es)                        $            0
     Repayment of indebtedness                                $            0
     Working capital and other purposes                       $  127,430,000
     Temporary Investments                                    $            0
                                                              --------------

                    Total                                     $  386,500,000
                                                              ==============

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S- 1, as amended (File No. 333-73065). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of NorthPoint Communications Group, Inc., persons owning 10% or more of any class of our equity securities or any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None.

ITEM 5.  OTHER INFORMATION.

 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

The following exhibits are included as part of this Report:

Exhibit
  No.      Description of Exhibit
-------    ----------------------

  3.1 Fourth Amended and Restated Certificate of Incorporation of NorthPoint Communications Group, Inc.

10.15 The Amended and Restated NorthPoint Communications Group, Inc. 1999 Stock Plan.

10.29 Amended and Restated Employment Agreement dated April 18, 2000, between NorthPoint Communications, Inc. and Elizabeth A. Fetter.

10.34 Employment Agreement dated April 3, 2000, between NorthPoint Communications, Inc. and Michael P. Glinsky.

10.35 Amendment No. 1 to Employment Agreement dated April 17, 2000, between NorthPoint Communications, Inc. and Herman W. Bluestein.

10.36 Amendment No. 1 to Employment Agreement dated April 17, 2000, between NorthPoint Communications, Inc. and Steven J. Gorosh.

10.37 Amendment No. 1 to Employment Agreement dated April 17, 2000, between NorthPoint Communications, Inc. and Nancy J. Hemmenway.

27.1       Financial Data Schedule for the three months ended March 31, 2000.

(b) Reports on Form 8-K:

None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTHPOINT COMMUNICATIONS GROUP, INC.
                              Registrant


Dated:  May 15, 2000          By: /s/  ELIZABETH A. FETTER
                                  ------------------------------
                                  Elizabeth A. Fetter
                                  Chief Executive Officer and President


Dated:  May 15, 2000          By: /s/  MICHAEL P. GLINSKY
                                  ------------------------------
                                  Michael P. Glinsky
                                  Executive Vice President and
                                  Chief Financial Officer