Form 10-Q
period 2000-06-30
NORTHPOINT COMMUNICATIONS GROUP INC
filed 2000-08-14
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

                                  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares of Common Stock, par value $.001 per share, of NorthPoint Communications Group, Inc. outstanding as of August 10, 2000 was 133,031,083.

                               TABLE OF CONTENTS

                                               PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements............................................................................   3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........................  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................................  30

                                                 PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................................  31

Item 2.   Changes in Securities and Use of Proceeds....................................................................  31

Item 3.   Defaults Upon Senior Securities..............................................................................  31

Item 4.   Submission of Matters to a Vote of Security Holders..........................................................  32

Item 5.   Other Information............................................................................................  32

Item 6.   Exhibits and Reports on Form 8-K.............................................................................  33

     NorthPoint Communications Group, Inc. and Verizon Communications will file a joint proxy statement/prospectus and other documents regarding the proposed business combination transaction referenced in the following information with the Securities and Exchange Commission. Investors and security holders are urged to read the proxy statement/prospectus, when it becomes available, because it will contain important information. A definitive joint proxy statement/prospectus will be sent to stockholders of NorthPoint Communications Group, Inc. seeking their approval of the proposed transaction. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus (when it is available) and other documents filed by NorthPoint Communications Group, Inc. and Verizon Communications with the Commission at the Commission's web site at www.sec.gov. The definitive joint proxy statement/prospectus and these other documents may also be obtained for free by NorthPoint stockholders by directing a request to: NorthPoint Communications Group, Inc., 303 Second Street, South Tower, San Francisco, CA 94107, Attn: Investor Relations, (415) 403-4003, email: investorrelations@northpoint.net.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)

                                                                                                      (Unaudited)
                                                                                                        June 30,     December 31,
                                                                                                      -----------    ------------
                                                                                                          2000           1999
                                                                                                      -----------    ------------
                                                        ASSETS
Current assets:
 Cash and cash equivalents                                                                              $  91,679      $  95,019
 Short-term investments                                                                                   125,383        115,034
 Accounts receivable, net of an allowance of $1,434 and $834, respectively                                 27,492         10,558
 Inventories                                                                                                8,811          4,439
 Prepaid expenses and other assets                                                                         34,035         19,555
                                                                                                        ---------      ---------

    Total current assets                                                                                  287,400        244,605
Property and equipment:
 Networking equipment                                                                                     229,202        117,625
 Central office collocation space improvements                                                             89,226         61,637
 Computers and software                                                                                    91,322         40,739
 Leasehold improvements                                                                                    21,281         14,176
 Furniture, fixtures and office equipment                                                                  12,229         10,192
                                                                                                        ---------      ---------

    Total property and equipment                                                                          443,260        244,369
 Less accumulated depreciation and amortization                                                           (45,947)       (17,245)
                                                                                                        ---------      ---------

    Property and equipment, net                                                                           397,313        227,124
Long-term investments                                                                                      49,400          6,740
Deposits                                                                                                      580            691
                                                                                                        ---------      ---------

    Total assets                                                                                        $ 734,693      $ 479,160
                                                                                                        =========      =========


                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, including related party payables of $7,489 and $6,161, respectively                  $  58,560      $  56,004
 Accrued expenses and other liabilities                                                                    53,221         26,023
 Capital lease obligations, current portion, net of unamortized debt discount
  of $265 and $265, respectively                                                                            2,033          1,027
                                                                                                        ---------      ---------

    Total current liabilities                                                                             113,814         83,054
Capital lease obligations, long-term portion, net of unamortized debt discount
 of $200 and $332, respectively                                                                             3,103          1,653
Deferred long-term credits                                                                                  6,717          1,392
Notes payable                                                                                             400,000             --
Term loan                                                                                                  85,000         85,000
                                                                                                        ---------      ---------

    Total liabilities                                                                                     608,634        171,099
                                                                                                        ---------      ---------

Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock, $0.001 par value; 281,250,000 shares authorized at June 30, 2000 and December 31,
   1999; 132,508,520 and 126,469,210 shares issued and outstanding at June 30, 2000 and December 31,
   1999, respectively (the December 31, 1999 shares issued and outstanding includes 2,466,724 shares of
   Class B common stock that converted into common stock in March 2000)                                       133            126
  Warrants                                                                                                  2,619          8,701
  Additional paid-in capital                                                                              539,308        525,294
  Deferred stock compensation                                                                              (9,968)       (12,405)
  Accumulated other comprehensive income                                                                      (49)           330
  Accumulated deficit                                                                                    (405,984)      (213,985)
                                                                                                        ---------      ---------

    Total stockholders' equity                                                                            126,059        308,061
                                                                                                        ---------      ---------

    Total liabilities and stockholders' equity                                                          $ 734,693      $ 479,160
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

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)


                                                                            (Unaudited)                  (Unaudited)
                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                             --------                     --------
                                                                         2000          1999           2000          1999
                                                                         ----          ----           ----          ----
Revenues                                                            $     24,403   $     2,504   $     44,374   $     3,787

Operating expenses:
   Network expenses                                                       40,894         7,801         74,432        11,733
   Selling, marketing, general and administrative
     (excludes stock compensation expense of $1,252,
     $1,215, $2,462 and $2,807, respectively)                             62,301        23,910        110,473        38,240
   Amortization of deferred stock compensation                             1,252         1,215          2,462         2,807
   Depreciation and amortization                                          17,959         2,813         28,702         4,200
                                                                    ------------   -----------   ------------   -----------

         Total operating expenses                                        122,406        35,739        216,069        56,980
                                                                    ------------   -----------   ------------   -----------

         Loss from operations                                            (98,003)      (33,235)      (171,695)      (53,193)

Interest income                                                            4,810         3,026          9,848         3,264
Interest expense                                                         (16,602)       (7,689)       (27,612)      (11,271)
Equity in net loss of affiliated companies                                (2,030)           --         (2,030)           --
Taxes                                                                       (235)           (4)          (510)          (54)
                                                                    ------------   -----------   ------------   -----------

         Net loss                                                   $   (112,060)  $   (37,902)  $   (191,999)  $   (61,254)
                                                                    ============   ===========   ============   ===========

Net loss per common share - basic and diluted                       $      (0.85)  $     (0.44)  $      (1.47)  $     (1.10)
                                                                    ============   ===========   ============   ===========

Weighted average shares used in computing net loss per
   common share - basic and diluted                                  132,098,858    86,113,944    130,554,664    55,680,075
                                                                    ============   ===========   ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)

                                                                                            (Unaudited)
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                         2000        1999
                                                                                         ----        ----
Cash flows from operating activities:
 Net loss                                                                            $ (191,999)  $ (61,254)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                        28,702       4,200
    Amortization of deferred stock compensation                                           2,462       2,806
    Amortization of debt discount                                                           133       4,347
    Equity in net loss of affiliated companies                                            2,030          --
  Changes in assets and liabilities:
    Accounts receivable                                                                 (16,934)       (908)
    Inventories                                                                          (4,372)       (616)
    Prepaid expenses and other assets                                                   (14,480)     (5,460)
    Deposits                                                                                111        (114)
    Accounts payable                                                                      2,556      (6,695)
    Accrued expenses and other liabilities                                               27,198      11,680
    Deferred charges                                                                      5,325          --
                                                                                     ----------   ---------

      Net cash used in operating activities                                            (159,268)    (52,014)

 Cash flows from investing activities:
  Purchase of short-term investments                                                    (10,728)   (111,097)
  Purchase of long-term investments                                                     (40,190)         --
  Purchase of property and equipment                                                   (195,888)    (47,910)
                                                                                     ----------   ---------

      Net cash used by investing activities                                            (246,806)   (159,007)

 Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                                    3,413     482,478
  Borrowings on line of credit                                                               --      55,000
  Payments on line of credit borrowings                                                      --     (50,725)
  Proceeds from notes payable                                                           400,000       5,600
  Principal payments on capital lease obligations                                          (679)       (633)
                                                                                     ----------   ---------

      Net cash provided by financing activities                                         402,734     491,720
                                                                                     ----------   ---------

Net increase (decrease) in cash and equivalents                                          (3,340)    280,699
Cash and equivalents at beginning of period                                              95,019      10,956
                                                                                     ----------   ---------

Cash and equivalents at end of period                                                $   91,679   $ 291,655
                                                                                     ==========   =========

Supplemental cash flow information and noncash activities:

   Fixed assets obtained through capital leases                                      $    3,003   $      --
                                                                                     ==========   =========

   Warrants issued for bridge loan, capital lease and with issuance of equity        $       --   $   4,530
                                                                                     ==========   =========

   Conversion of convertible promissory note to Class B common stock                 $       --   $   5,600
                                                                                     ==========   =========

   Common stock issued for investment                                                $    4,500   $      --
                                                                                     ==========   =========

   Income taxes paid                                                                 $        1   $       7
                                                                                     ==========   =========

   Interest paid                                                                     $    5,615   $   5,795
                                                                                     ==========   =========

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

     The accompanying financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and June 30, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2. Summary of Significant Accounting Policies

   Business risks and credit concentrations

     The Company's operations are subject to significant risks and uncertainties including competitive, financial, developmental, operational, technological, regulatory and other risks associated with an emerging business.

     The Company sells its services on a wholesale basis to NSPs. For the three months ended June 30, 2000 and March 31, 2000, two NSP customers accounted for 22% and 34% of revenue, respectively.

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

     A portion of the Company's cash deposits is restricted since it supports letters of credit that the Company has provided to secure office space. The balance of restricted cash at June 30, 2000 and December 31, 1999 was $4,060,400 and $4,365,400, respectively.

   Short-term and long-term investments

     Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available-for-sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company classifies its investments as held-to-maturity and available-for- sale. Held-to-maturity securities are reported at amortized cost. Available-for- sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders' equity. At the time of sale, any gains or losses will be recognized as a component of operating results. The Company recorded other comprehensive income of ($48,768) as of June 30, 2000 related to the net unrealized losses of certain available-for-sale investments.

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

   Recently issued accounting pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal year beginning after December 15, 1999. The Securities and Exchange Commission is continuing to evaluate the application of SAB 101. Accordingly, the Company will continue to evaluate the impact of SAB 101 on its financial statements and related disclosures.

     In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for certain stock compensation issues including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. NorthPoint does not expect the adoption of FASB Interpretation No. 44 to have a significant effect on the financial condition or results of operations.


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

                     NORTHPOINT COMMUNICATIONS GROUP, INC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   Strategic Joint Ventures

     During the quarter ended March 31, 2000, the Company formed two international joint ventures. The first is a 50-50 joint venture with a Canadian competitive service provider to deliver wholesale DSL-based broadband services to businesses throughout Canada. The second is a 50-50 joint venture with an alternative broadband local access network operator in the Benelux region and the northwest Rhine region of Germany. This joint venture plans to eventually deliver DSL services across Europe as those markets open. In April 2000, the Company contributed a total of $37,690,604 to the two joint ventures to begin funding their operations. The Company has committed to contribute a total of approximately $75,000,000 to these ventures by the end of the first quarter of 2001.

5.   Common Stock

     From April 1, 2000 to June 30, 2000, the Company granted to employees options to purchase an aggregate of 5,231,505 shares of common stock at an exercise price of $10.00 to $17.9375 per share, some of which were below fair market value. Under the provisions of APB No. 25, deferred compensation of approximately $1,312,500 was recognized in connection with these grants and will be amortized as deferred stock compensation expense over the vesting period of the options.

     On June 20, 2000, the Company issued an aggregate of 391,304 shares of common stock in a private placement to a company in which it made a strategic investment. The Company received a preferred equity interest in this company in consideration of the Company's issuance of common shares and a cash investment of $2.5 million that the Company made in such company.

6.   Stock Warrants

  Contingent Warrants

     The Company has issued warrants to purchase up to 212,568 shares of its common stock at a price of $1.5689 per share to one of its shareholders, which are exercisable upon the achievement of certain milestones by the holder of the warrants. The value of the warrants will be determined using a Black-Scholes model and will be recorded once the milestones have been reached and the warrants are no longer contingent.

7.   Subsequent Events

  Business Developments

     On August 7, 2000, Bell Atlantic Corporation (d/b/a Verizon Communications) ("Verizon"), Verizon Ventures I Inc. ("Parent"), a wholly-owned subsidiary of Verizon, Verizon Ventures II Inc. ("Merger Subsidiary"), a direct, wholly-owned subsidiary of Parent, and NorthPoint Communications Group, Inc. ("NorthPoint") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Verizon will contribute its DSL business to Parent, consisting of the assets, equipment, installed lines, employees and contracts, among other things, used in its digital subscriber line ("DSL") business, and $800 million in cash in exchange for shares of Parent common stock. Of the cash investment, $450 million will be used to fund Parent's capital expenditures and operations and $350 million will be distributed to NorthPoint stockholders. At the effective time of the Merger ("Effective Time"), Merger Subsidiary will merge (the "Merger") with and into NorthPoint. Each share of NorthPoint common stock issued and outstanding immediately prior to the Effective Time will be cancelled and converted into one share of Parent common stock and outstanding NorthPoint warrants and options will be converted into warrants and options of Parent. In addition to the conversion of their shares of NorthPoint common stock into Parent common stock, holders of issued and outstanding NorthPoint common stock at the Effective Time will receive a total of $350 million, payable to such stockholders on a pro rata basis, or approximately $2.50 per share. As a result of these transactions, Verizon will hold 55% of the common stock of Parent and the stockholders of issued and outstanding NorthPoint common stock immediately prior to the Effective Time will hold the remaining 45% of Parent common stock. The transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of NorthPoint and other customary closing conditions, such as regulatory approvals. Parent will use the "NorthPoint" name and brand and will be publicly traded on Nasdaq.

     Concurrently with entering into the Merger Agreement, Verizon issued to NorthPoint a commitment letter pursuant to which Verizon is obligated to provide to NorthPoint a $200 million senior secured debt facility on January 1, 2001 if the transactions contemplated by the Merger Agreement have not been consummated by that date. In addition, upon the fulfillment of certain conditions, Verizon agreed to purchase $150 million of non-voting 9% Convertible Preferred Stock of NorthPoint ("NorthPoint

Preferred Stock"). The sale of the preferred stock to Verizon is expected to occur immediately upon receipt by NorthPoint of necessary approvals under its senior credit facility. Upon termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "Act"), the NorthPoint Preferred Stock will obtain voting rights. The NorthPoint Preferred Stock will automatically convert to NorthPoint common stock at the time of the closing of the Merger and is convertible into NorthPoint common stock at any time following the termination of the waiting period pursuant to the Act at Verizon's option.

     The Merger Agreement further provides that, following the closing of the Merger, upon the exercise of any NorthPoint option or warrant that was outstanding at the Effective Time (all of which will be converted into Parent options and warrants), Parent will issue to Verizon such number of shares of common stock as are necessary to allow Verizon to maintain its percentage ownership as of the Effective Time.

     The transactions contemplated by the Merger Agreement are subject to the receipt of regulatory approvals, the satisfaction of all conditions set forth in the Merger Agreement, including termination of the waiting period pursuant to the Act, and compliance with other closing conditions customarily included in similar merger transactions.

  Common Stock

     From July 1, 2000 to August 11, 2000, The Company granted to certain employees options to purchase an aggregate of 355,900 shares of common stock at an exercise price of $11.813 per share, which was at fair market value at the time of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of NorthPoint's financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. In the discussion below, we refer to the period from inception (May 16, 1997) to December 31, 1997 as "1997".

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

Overview

     We are a national provider of high speed, local data network services. Our networks use digital subscriber line, or DSL, technology to enable data transport over telephone company copper lines at guaranteed speeds up to 25 times faster than common dial-up modems. We market our network and data transport services to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Our customers can use our fast, secure and reliable data networks to provide continuously connected, economical Internet access and other data-intensive applications to end users. These end users are typically small- and medium-sized businesses with up to 500 employees, people who work in home offices, and telecommuters. We offer, on a limited basis, network and data transport services for residential end users as well.

     We are currently providing services in 51 metropolitan areas, spanning 99 metropolitan statistical areas, in the United States and intend to offer service in a total of over 60 metropolitan areas, spanning 110 metropolitan statistical areas by the end of 2000. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our targeted markets. As of June 30, 2000, we had secured space in over 1,800 central offices and were providing services from 1,505 of those central offices. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

   We are currently providing or have entered into agreements to provide our services to more than 200 network service providers. As of June 30, 2000, we had connected over 62,000 of their end users to our networks. Upon completion of our planned expansion, our networks will be able to reach approximately 5.5 million businesses and 45 million households, including more than 80% of the small- and medium-sized businesses in our 60 markets.

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

     We introduced our commercial services in March 1998 in the San Francisco Bay Area. We subsequently launched service in 50 additional markets. We intend to offer our services in 9 additional metropolitan areas by year-end 2000. Deployment of our networks will require significant upfront capital expenditures. We were offering service from 1,505 operational central offices at the end of the second quarter of 2000 and plan to offer service from an additional 195 central offices by the year end 2000 to allow us to achieve blanket coverage in our 51 markets as well as 9 additional targeted markets. In addition, we deployed a fully redundant point-to-point national ATM backbone connection between NorthPoint's local DSL networks.

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

     Assuming the closing of the proposed Merger occurred on December 31, 2000, the combined DSL operations of NorthPoint and Verizon are expected to include the following:

       . a broadband network, comprised of more than 3,000 unique operational central offices, passing approximately 63 million homes and businesses in 163 MSAs;

       .  more than 600,000 DSL lines;

       . wholesale relationships with Verizon Online, AOL, UUNET and Genuity and strategic marketing relationships with RadioShack, Microsoft, Staples, Blockbuster and other industry leaders;

       .  approximately 3,000 employees; and

       . broadband ventures in Europe through VersaPoint and Canada through NorthPoint Canada.

     We expect to consummate the Merger by mid-2001.

Factors Affecting Future Operations

     Revenues. We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, whom we call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation and activation of new end users and in some cases, for end-user modems or other electronic equipment. Prior to the quarter ended September 30, 1999, we had sold only minimal amounts of end-user modems or other electronic equipment. Currently we sell a significant amount of such equipment to support the needs of our growing network service provider partner base.

     We seek to price our services competitively in relation to those of the traditional telephone companies and other competitive telecommunications companies in each market. Current standard end user line prices that we charge to our network service providers for our business class services generally range from $75 per month for 144 kilobits per second service to $250 per month for 1.5 megabits per second service, before volume discounts. Pricing for residential class service is approximately $40 per month. Although pricing will be an important part of our strategy, we believe that customer relationships, customer care and consistent quality will be the key to generating customer loyalty. During the past several years, market prices for many telecommunications services have been declining, which is a trend that we believe will likely continue. As prices decline for any given speed of service, we expect that the total number of end users and the proportion of our end users purchasing our higher-speed, higher- priced services will increase. The cost to upgrade an end user's speed is generally minimal.

     We accelerated our deployment during the course of 1999 into additional geographic markets, successfully enabling us to sign more network service provider partners than previously planned. We plan to continue our strategy of rapidly entering new markets to secure key channel partnerships and create awareness of the NorthPoint brand. In addition, as described above, if the proposed merger with Verizon's DSL business is approved and consummated, we believe the proposed merger will allow us access to additional markets and channel partnerships. We believe this strategy leaves us well-positioned to capitalize on the demand for our products. In view of this rapid deployment, we need to continue to enhance our abilities to develop the markets where we offer service, including enhanced training of our employees as well as our existing and new network service provider partners. Continuing future acceleration of line installations is dependent upon our ability to upgrade our provisioning processes and interfaces, the timing and effectiveness of which could affect future quarterly results.

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

          Revenues. Revenues for the quarter ended June 30, 2000 were approximately $24,403,000, 60% of which consisted of recurring revenues. For the six months ended June 30, 2000 and June 30, 1999, revenues were $44,374,000 and $3,787,000, respectively, of which 55% consisted of recurring revenues for the six months ended June 30, 2000 and 71% consisted of recurring revenues for the six months ended June 30, 2000. We recognized $2,504,000 in revenues for the quarter ended June 30, 1999, 67% of which consisted of recurring revenues and did not include sales of end user modems or other electronic equipment. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year. We expect that non-recurring revenues as a percentage of total revenues will decrease over time as we add end users to our networks.

          Network Expenses. Network expenses were approximately $40,894,000 for the quarter ended June 30, 2000 and $7,801,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, network expenses were $74,432,000 and $11,733,000, respectively. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation costs, costs of end user modems, and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets, connect new end users and interconnect existing partners to our network.

          Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were approximately $62,301,000 for the quarter ended June 30, 2000 and $23,910,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2000 and June 30, 1999, selling, marketing, general and administrative expenses were $110,473,000 and $38,240,000, respectively. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth.

          Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $1,252,000 for the quarter ended June 30, 2000 and $1,215,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2000 and June 30, 1999, amortization of deferred stock compensation was $2,462,000 and $2,807,000, respectively. This reduction in deferred stock compensation expense is due to the attrition of those employees to whom such options were granted. The unamortized balance of $9,968,000 at June 30, 2000 will be amortized over the remaining vesting period of each grant.

          Depreciation and Amortization. Depreciation and amortization expenses were approximately $17,959,000 for the quarter ended June 30, 2000 and $2,813,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, depreciation and amortization was $28,702,000 and $4,200,000, respectively. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

          Interest Income and Expense. The interest income for the quarter ended June 30, 2000 was $4,810,000 and was earned primarily from the proceeds raised in the sale of our senior notes in February 2000. Interest income for the quarter ended June 30, 1999 was $3,026,000. This interest income was earned primarily from the proceeds raised in the initial public offering in May 1999. Interest income was $9,848,000 for the six months ended June 30, 2000 and $3,264,000 for the six months ended June 30, 1999.

          Interest expense for the quarter ended June 30, 2000 was $16,602,000 and primarily represents the interest associated with our senior notes sold in February 2000 and also our senior credit facilities, which we closed in December 1999. Interest expense for the quarter ended June 30, 1999 was approximately $7,689,000. Interest expense for the quarter ended June 30, 1999 includes amortization of $2,862,000 related to debt discount recorded in conjunction with the issuance of bridge loan warrants and equipment lease warrants. The remainder of the interest expense primarily represents the interest associated with our senior credit facility and bridge loan. Interest expense was $27,612,000 for the six months ended June 30, 2000 and $11,271,000 for the six months ended June 30, 1999.

          Equity in Net Loss of Affiliated Companies. There was no equity in net loss of affiliates during 1999. For the quarter ended June 30, 2000, equity in net loss of affiliates was $2,030,000. For the six months ended June 30, 2000, equity in net loss of affiliates was $2,030,000. This net loss primarily represents our shares of the net losses of the European and Canadian joint ventures that were formed during the first quarter of 2000.

          Taxes. Taxes were approximately $235,000 for the quarter ended June 30, 2000 and $4,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, taxes were $510,000 and $54,000, respectively. These taxes primarily represent state corporation, business and jurisdictional taxes that have been paid.

Liquidity and Capital Resources

          Our operations have required substantial capital investment for the procurement, design and construction of our central office colocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $47,910,000 for the six months ended June 30, 1999 and $195,888,000 for the six months ended June 30, 2000.

          Although we have no material commitments for capital expenditures during 2000, we plan to make total capital expenditures in 2000 estimated at approximately $325,000,000 to develop our networks. In each market, we will initially target the central offices with the highest density of small-and medium-sized businesses. We will expand into other central offices when we obtain adequate demand or volume commitments from our customers. We will also incur capital expenditures for building a metropolitan node in each market and for expanding our network control center in the San Francisco Bay Area.

          As of June 30, 2000, we had an accumulated operating deficit of $405,984,000 and cash, cash equivalents and short-term investments of $217,062,000.

          Net cash used in operating activities was $52,014,000 for the six months ended June 30, 1999 and $159,268,000 for the six months ended June 30, 2000. The net cash used in operations for the six months ended June 30, 1999 was primarily due to net losses, offset in part by increases in accrued expenses and accounts payable. The net cash used in operations for the six months ended June 30, 2000 was primarily due to net losses. The net cash used in investing activities was $159,007,000 for the six months ended June 30, 1999 and $246,806,000 for the six months ended June 30, 2000. Investing activities were principally acquisitions of property and equipment in both years. Net cash provided by financing activities was approximately $491,720,000 for the six months ended June 30, 1999, of which $482,478,000 related to the issuance of common and preferred stock, $55,000,000 related to borrowings, and $5,600,000 related to proceeds from a convertible promissory note, offset primarily by the repayment of a $50,000,000 bridge loan. Net cash provided by financing activities was approximately $402,734,000 for the six months ended June 30, 2000 and relates to the proceeds from the sale of our senior notes, offset by the principal payments on our capital lease obligations totaling approximately $679,000.

          Concurrently with entering into the Merger Agreement, Verizon issued to NorthPoint a commitment letter pursuant to which Verizon is obligated to provide to NorthPoint a $200 million senior secured debt facility on January 1, 2001 if the transactions contemplated by the Merger Agreement have not been consummated by that date. In addition, upon the fulfillment of certain conditions, Verizon agreed to purchase $150 million of non-voting 9% Convertible Preferred Stock of NorthPoint ("NorthPoint

Preferred Stock"). The sale of the preferred stock to Verizon is expected to occur immediately upon receipt by NorthPoint of necessary approvals under its senior credit facility. Upon termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "Act"), the NorthPoint Preferred Stock will obtain voting rights. The NorthPoint Preferred Stock will automatically convert to NorthPoint common stock at the time of the closing of the Merger and is convertible into NorthPoint common stock at any time following the termination of the waiting period pursuant to the Act at Verizon's option. Pursuant to the Merger Agreement, at the time of closing of the Merger, Verizon will invest $450 million in NorthPoint. Any amounts previously funded by Verizon pursuant to the commitment letter or the purchase of preferred stock will be offset against the $450 million payable at closing.

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

          We believe that our current capital resources and lines of credit will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets and to support operating needs over at least the next 12 months. However, we may decide to seek additional capital depending upon the demand for our services and regulatory, technological and competitive developments, including additional financial market developments and new opportunities, in our industry. We may also need additional financing if:

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

Recently Issued Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal year beginning after December 15, 1999. The Securities and Exchange Commission is continuing to evaluate the application of SAB 101. Accordingly, the Company will continue to evaluate the impact of SAB 101 on its financial statements and related disclosures.

     In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for certain stock compensation issues including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. NorthPoint does not expect the adoption of FASB Interpretation No. 44 to have a significant effect on the financial condition or results of operations.


Forward Looking Statements

          The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements, including but not limited to deployment of the company's network in new and existing regions and the timing and breadth of coverage in each region. Actual results may differ materially from those anticipated in any forward-looking statements as a result of certain risks and uncertainties. Some of these risks and uncertainties include, without limitation: NorthPoint's dependence on strategic third parties to market and resell its services, intense competition for NorthPoint's service offerings, dependence on growth in demand for DSL-based services, ability to raise additional capital, the inability to obtain, or meet conditions imposed for, governmental approvals for the proposed merger with Verizon Communications' DSL business, the failure of NorthPoint's stockholders to approve the merger, costs related to the merger, the risk that NorthPoint's and Verizon's DSL businesses will not be integrated successfully, the failure of NorthPoint to realize anticipated benefits of the merger and other economic, business, competitive and/or regulatory risks and uncertainties detailed herein and in the company's Securities and Exchange Commission filings. All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements set forth herein and included in our Securities and Exchange Commission filings. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

          You should consider the risks, expenses and difficulties we may encounter, including those frequently encountered by early stage companies in new and rapidly evolving industries. As a result, we may be unable to:

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

               . respond to technological changes and competitive industry conditions.

We Expect Our Losses and Negative Cash Flow to Continue

          To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1999, we had operating losses of approximately $168,426,000, net losses of $183,698,000, and negative cash flow from operating and investing activities of $439,571,000. For the six months ended June 30, 2000, we had operating losses of approximately $98,003,000, net losses of $112,060,000, and negative cash flow from operating and investing activities of $406,074,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

          We expect our operating expenses will increase, especially in the areas of operations, sales and marketing, as we develop and expand our business and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

We Cannot Predict Whether We Will be Successful Because Our Business Model Is Unproven and Our Industry Is Developing

          Our business strategy is unproven. To be successful, we must, among other things, develop and market data networks and services that are widely accepted by our customers and their end users at prices that will yield a profit. Because our business and the overall demand for high speed data communications services are in the early stages of development, we are unsure whether or when our DSL services will achieve commercial acceptance.

Our Failure to Achieve or Sustain Market Acceptance at Desired Pricing Levels Could Impair Our Ability to Achieve Profitability or Positive Cash Flow

          Prices for digital communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We May Be Unable to Meet Conditions to the Closing of the Proposed Merger of Our Business with the DSL Business of Verizon Communications

          Our proposed merger with Verizon's DSL business has been approved by the boards of directors of both Northpoint and Verizon. However, the merger agreement is subject to numerous conditions, including approval by the stockholders of Northpoint, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and FCC and state regulatory approvals. There can be no assurance that Northpoint will be able to obtain, or to meet conditions imposed for, these governmental approvals or that Northpoint's stockholders will approve the merger and that the merger will be consummated.

Our Merger with the DSL Business of Verizon Communications May Result in Unanticipated Costs and We May Face Difficulties in Successfully Integrating the Business and Realizing Anticipated Benefits of the Merger

          Our merger with the DSL business of Verizon Communications will result in substantial integration costs, including costs that we do not currently anticipate or are unable accurately to estimate. Furthermore, the realization of anticipated benefits from the merger is uncertain and we could face substantial difficulties in integrating our business with Verizon's DSL business. Accordingly, there can be no assurance that we will be able to successfully integrate our businesses or realize the anticipated benefits of the merger.

A Limited Number of Customers Account for a High Percentage of Our Revenues and the Loss of a Significant Customer Could Harm Our Business

          We currently provide or have agreements to provide data transport solutions to more than 200 network service providers. For the year ended December 31, 1999, our two largest customers accounted for 32% of our revenues. For the three months ended June 30, 2000, our two largest customers accounted for 22% of our revenues. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We May Not Be Able to Continue to Grow Our Business If We Do Not Obtain Significant Additional Funds

          We believe our current capital resources will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. If we decide to accelerate the timing of the buildout of our networks or target additional markets, we may need significant additional funds. We expect that the actual amount and timing of our future capital requirements, if any, will depend upon the demand for our services and regulatory, technological and competitive developments, including additional developments and new opportunities in our industry. These future capital requirements may be substantial. In addition, we may seek additional financing if:

               .  our plans or projections change or prove to be inaccurate;

               .  we acquire other companies or businesses; or

               . financial market conditions allow us to raise public or privately financed capital on attractive terms.

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

We Need to Make Significant Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

          In 2000, we will have to make significant capital expenditures, estimated at approximately $325,000,000, to develop our business and deploy our services and systems. We may also need to make additional capital expenditures in connection with the acquisition of other companies. In addition, the amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

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

We Depend on Market Acceptance for DSL-Based Services

     The demand for small- and medium-sized business, telecommuter and residential Internet access is in the early stages of development. Because we offer services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which the demand for our services will grow. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. If the demand for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

     Because we rely on traditional telephone companies to overcome technical limitations associated with loop carrier systems, we cannot assure you that we will be able to successfully deploy high speed DSL service to all areas in which we provide service. As a result, our network may not be able to achieve and maintain the highest possible digital transmission speed. Our failure to achieve or maintain high speed digital transmissions would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The Industry in Which We Operate is Highly Competitive, and We May Not Be Able to Compete Effectively, Especially Against Established Competitors With Significantly Greater Financial Resources

     We face competition from many competitors with significantly greater financial resources, well-established brand names and larger customer bases. We also expect competition to intensify in the future. We expect significant competition from traditional and new telephone and telecommunications companies, including national long distance carriers, cable modem service providers, Internet service providers, on-line service providers, and wireless and satellite data service providers.

     Other Competitive Telecommunications Companies, Some With Greater Financial Resources, Compete in the Same Areas for the Same Customers. Other competitive telecommunications companies have entered and may continue to enter the industry and offer high speed data services using a business strategy similar to ours. Some competitors, including those focusing on data transport such as Rhythms NetConnections Inc., HarvardNet Inc., @Link Networks L.L.C., New Edge Networks, Covad Communications Group, Inc., BlueStar Communications, JATO, Telocity, Vitts Network, DSL.net and Network Access Solutions Corporation, have begun to offer DSL-based access services, and others are likely to do so in the future. Finally, traditional voice-based telephone companies such as BTI Telecom, Hyperion, MCG, McLeod Communications, Allegiance and Network Plus, are starting to offer high speed data services. Certain of our customers have made investments in our competitors, which may enhance their relationships with these competitors at our expense. The Telecommunications Act of 1996 specifically grants any competitive local exchange carrier, or competitive telecommunications company, the right to negotiate interconnection agreements with traditional telephone companies, or incumbent local exchange carriers. The Telecommunications Act also allows competitive telecommunications companies to enter into interconnection agreements which are identical in all respects to ours. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired space in traditional telephone companies' central offices in many of our markets. As a result, our customers may contract with other competitive telecommunications companies, which may decrease our customers' demand for our services.

     Traditional Telephone Companies With Greater Resources Than Ours May Directly Compete in Our Service Areas. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess significant capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In addition, most traditional telephone companies have established or are establishing their own Internet service provider businesses, and all of the largest traditional telephone companies that are present in our target markets are conducting market trials of or have commenced offering DSL-based access services. For example, Verizon Communications, BellSouth, Cincinnati Bell, Pacific Bell and Southwestern Bell are offering commercial services in some territories in which we offer services, U S WEST is offering commercial DSL services and Ameritech has announced commercial DSL services in some areas of Michigan and Illinois. We recognize that the traditional telephone companies have the potential to quickly deploy DSL services and are in a position to offer service from central offices where we may be unable to secure space in traditional telephone companies' central offices. In addition, the FCC is considering establishing requirements for separate subsidiaries through which the traditional telephone companies could provide DSL service on a largely deregulated basis. As a result, we expect traditional telephone companies to be strong competitors in each of our target markets.

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

     Internet Service Providers, Our Targeted Customers, May Begin to Provide DSL Services Directly. Internet service providers, such as Verio Inc., Genuity, UUNET (a subsidiary of MCI WorldCom, Inc.), Sprint, Concentric Network Corporation, MindSpring Enterprises, Inc. and PSINet, Inc., provide Internet access to residential and business customers, generally using the existing telephone system. Some regional Internet service providers, such as HarvardNet Inc., BlueStar Communications, New Edge Networks, @Link Networks L.L.C., InterAccess Co., Vitts Networks Inc. and Prism Solutions, Inc., have begun offering DSL-based services. Internet service providers could become competing high speed data service providers if they attain certification as competitive telecommunications companies in the states in which they planned to operate.

     On-line Service Providers, Our Targeted Customers, May Begin to Provide DSL Services Directly. On-line service providers, such as America Online, Inc., Compuserve (a subsidiary of America Online), Microsoft Network, Prodigy, Inc., and WebTV Networks, Inc. (a subsidiary of Microsoft), provide, over the Internet and on proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable digital services to be provided to the significant number of consumers who have personal computers with modems. In addition, on-line service providers provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL has announced that it will purchase DSL services from Verizon Communications and SBC Communications. If these on-line service providers were to extend their owned access networks to DSL, they would be our competitors.

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

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

     As of June 30, 2000, we had approximately $490,601,000 of indebtedness and $126,059,000 of stockholders' equity.

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

     In addition, the pricing of the equipment we purchase may substantially increase over time, increasing the costs we pay in the future, or decrease over time, providing later entrants to our industry with a cost advantage over us. The availability and pricing of the equipment we purchase would be adversely affected if our suppliers were to compete with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our network.

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

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

     Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of June 30, 2000, we had 132,508,520 shares of common stock outstanding. Of these common shares, substantially all are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

     In addition, holders of shares of common stock representing approximately 48% of the currently outstanding shares of common stock have agreed to vote their shares in support of the merger with Verizon Communications' DSL business and not to sell any shares, subject to limited exceptions, until the closing.

Our Principal Stockholders and Management Own a Significant Percentage of NorthPoint, and Will Be Able to Exercise Significant Influence

     Our executive officers and directors and principal stockholders together beneficially own approximately 50% of our common stock. These stockholders, if they vote together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Upon consummation of the proposed merger with Verizon's DSL business, Verizon will own 55% of the common stock of the new NorthPoint. This concentration of ownership may also delay or prevent a change in control of NorthPoint.

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

     We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at June 30, 2000, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) Recent Sales of Unregistered Securities:

     During the three month period ended June 30, 2000, we have issued and sold unregistered securities as follows:

     We issued an aggregate of 391,304 shares of common stock in a private placement on June 20, 2000 to a company in which we made a strategic investment. The shares we issued were subject to certain restrictions on transfer and constitute restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933. We received a preferred equity interest in this company in consideration of our issuance of common shares and a cash investment of $2.5 million that we made in such company.

     No underwriters were used in connection with these sales and issuances. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (d)  Report of Offering of Securities and Use of Proceeds Therefrom:

     In May 1999, we commenced and completed a firm commitment underwritten initial public offering of 17,250,000 shares of our common stock, including 2,250,000 shares related to the underwriters' overallotment option, at a price of $24.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333-73065), which was declared effective on May 5, 1999. The public offering was underwritten by a syndicate of underwriters led by Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston as their representatives. After deducting underwriting discounts and commissions of $25,500,000 and expenses of $2,000,000, we received net proceeds of $386,500,000. As of June 30, 2000, we had used all of the estimated aggregate net proceeds of $386,500,000 from our initial public offering as follows:

     Purchase and installation of machinery and equipment    $359,756,000
     Purchases of real estate                                $          0
     Acquisition of other business(es)                       $          0
     Repayment of indebtedness                               $          0
     Working capital and other purposes                      $ 26,744,000
     Temporary Investments                                   $          0
                                                             ------------

                  Total                                      $386,500,000
                                                             ============

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 9, 2000, we held an Annual Meeting of Stockholders at which the following proposals were voted on by the stockholders:

     1. Election of three directors to Class I of the board of directors to serve for a three-year term to expire at the 2003 Annual Meeting of Stockholders. The votes cast for or withheld as to each nominee are set forth below.

NOMINEE                       FOR            WITHHELD
-------                       ---            --------

Elizabeth A. Fetter           118,775,787    184,356
Reed E. Hundt                 118,828,095    132,048
Michael W. Malaga             118,831,077    129,066

     2. To approve amendments to our certificate of incorporation to (1) reduce the number of authorized shares of capital stock from 382,500,000 to 305,526,843, (2) reduce the number of authorized shares of preferred stock from 101,250,000 to 24,276,843, (3) declassify all such authorized shares of preferred stock so as to make them available for future issuance, in one or more series of preferred stock, the rights, preferences and privileges of which will be determined by the board of directors from time to time in the future, and (4) amend Article IV of our certificate of incorporation to eliminate all provisions applicable to the previously designated series of preferred stock, of which no shares remain outstanding.

                              VOTES
                              -----
For                           89,489,601
Against                        7,523,099
Abstentions                      190,949
Broker Non-Votes              21,756,494

     3. To approve two amendments to the NorthPoint Communications Group, Inc. Amended and Restated 1999 Stock Plan which will (1) increase the number of shares of common stock reserved for issuance under the 1999 Plan by an additional 10,000,000 shares, and (2) revise the automatic share increase provisions of the 1999 Plan so that the number of shares of common stock reserved under the 1999 Plan will be automatically increased on March 22 of each year during the term of the 1999 Plan, commencing with March 22, 2001, by an amount equal to 5% of the total number of shares of common stock outstanding on the day of such increase.

                              VOTES
                              -----
For                           82,002,500
Against                       15,004,648
Abstentions                      201,201
Broker Non-Votes              21,756,494

     4. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2000.

                              VOTES
                              -----
For                           118,762,862
Against                           153,229
Abstentions                        44,052
Broker Non-Votes                        0

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     The following exhibits are included as part of this Report:

Exhibit
 No.           Description of Exhibit
 ---           ----------------------

3.2            Amended and Restated Bylaws of NorthPoint Communications Group,
               Inc.

10.38 Employment Agreement dated June 1, 2000, between NorthPoint Communications, Inc. and Michael W. Malaga.

10.39 Employment Agreement dated June 27, 2000, between NorthPoint Communications, Inc. and Shellye Archambeau.

10.40 Amendment No. 2 to Employment Agreement dated June 1, 2000, between NorthPoint Communications, Inc. and Nancy J. Hemmenway.

10.41 Amendment No. 1 to Employment Agreement dated June 1, 2000, between NorthPoint Communications, Inc. and Michael Parks.

10.42 Amendment No. 2 to Employment Agreement dated June 1, 2000, between NorthPoint Communications, Inc. and Steven J. Gorosh.

27.1           Financial Data Schedule for the three months ended June 30, 2000.

     (b)  Reports on Form 8-K:

     Form 8-K filed August 8, 2000, Item Nos. 5 and 7, announcement of entering into an Agreement and Plan of Merger dated as of August 8, 2000, among Bell Atlantic Corporation (d/b/a Verizon Communications), Verizon Ventures I Inc., Verizon Ventures II, Inc. and NorthPoint Communications Group, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHPOINT COMMUNICATIONS GROUP, INC.
                                Registrant


Dated: August 14, 2000       By: /s/ ELIZABETH A. FETTER
                                --------------------------------------
                                   Elizabeth A. Fetter
                                   Chief Executive Officer and President

Dated: August 14, 2000       By: /s/ MICHAEL P. GLINSKY
                                --------------------------------------
                                   Michael P. Glinsky
                                   Executive Vice President and
                                   Chief Financial Officer