Form 10-Q
period 2000-09-30
NORTHPOINT COMMUNICATIONS GROUP INC
filed 2000-11-20
CIK 1080558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares of Common Stock, par value $.001 per share, of NorthPoint Communications Group, Inc. outstanding as of October 31, 2000 was 133,452,767.

                               TABLE OF CONTENTS


                                    PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.............................................................   2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................  32

                                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................  33

Item 2.    Changes in Securities and Use of Proceeds.....................................................  33

Item 3.    Defaults Upon Senior Securities...............................................................  33

Item 4.    Submission of Matters to a Vote of Security Holders...........................................  33

Item 5.    Other Information.............................................................................  33

Item 6.    Exhibits and Reports on Form 8-K..............................................................  34

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

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)


                                                                                                       (Unaudited)
                                                                                                      September 30,   December 31,
                                                                                                      --------------  -------------
                                                                                                            2000           1999
                                                                                                          ---------      ---------
                                                 ASSETS
Current assets:
 Cash and cash equivalents                                                                                $  52,690      $  95,019
 Short-term investments                                                                                      97,636        115,034
 Accounts receivable, net of an allowance of $12,864 and $834, respectively                                  14,914          6,829
 Amounts due from affiliated companies                                                                       15,133             --
 Unbilled revenue                                                                                             7,465          3,729
 Inventories                                                                                                  7,574          4,439
 Prepaid expenses and other assets                                                                           35,700         19,555
                                                                                                          ---------      ---------

     Total current assets                                                                                   231,112        244,605
Property and equipment:
 Networking equipment                                                                                       271,951        117,625
 Central office collocation space improvements                                                              106,006         61,637
 Computers and software                                                                                     112,965         40,739
 Leasehold improvements                                                                                      23,055         14,176
 Furniture, fixtures and office equipment                                                                    12,624         10,192
                                                                                                          ---------      ---------

     Total property and equipment                                                                           526,601        244,369
 Less accumulated depreciation and amortization                                                             (71,628)       (17,245)
                                                                                                          ---------      ---------

     Property and equipment, net                                                                            454,973        227,124
Long-term investments                                                                                        51,691          6,740
Deposits                                                                                                        435            691
                                                                                                          ---------      ---------

     Total assets                                                                                         $ 738,211      $ 479,160
                                                                                                          =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, including related party payables of $0 and $6,161, respectively                        $  53,842      $  56,004
 Accrued expenses and other liabilities                                                                      35,888         26,023
 Capital lease obligations, current portion, net of unamortized debt discount
  of $265 and $265, respectively                                                                              2,377          1,027
                                                                                                          ---------      ---------
     Total current liabilities                                                                               92,107         83,054
Capital lease obligations, long-term portion, net of unamortized debt discount
 of $133 and $332, respectively                                                                               3,560          1,653
Deferred long-term credits                                                                                   11,914          1,392
Notes payable                                                                                               400,000             --
Term loan                                                                                                    85,000         85,000
                                                                                                          ---------      ---------
     Total liabilities                                                                                      592,581        171,099
                                                                                                          ---------      ---------

Commitments and contingencies (Note 3)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 24,276,843 and 101,250,000 shares authorized at
   September 30, 2000 and December 31, 1999, respectively; 150,000 and 0 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively (liquidation
   preference of $150,000 at September 30, 2000)                                                                 --             --
  Common stock, $0.001 par value; 281,250,000 shares authorized at September 30, 2000 and December
   31, 1999; 133,321,089 and 126,469,210 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively (the December 31, 1999 shares issued and outstanding includes
   2,466,724 shares of Class B common stock that converted into common stock in March 2000)                     133            126
  Warrants                                                                                                    2,619          8,701
  Additional paid-in capital                                                                                690,572        525,294
  Deferred stock compensation                                                                                (8,704)       (12,405)
  Accumulated other comprehensive income                                                                      3,312            330
  Accumulated deficit                                                                                      (542,302)      (213,985)
                                                                                                          ---------      ---------

     Total stockholders' equity                                                                             145,630        308,061
                                                                                                          ---------      ---------

     Total liabilities and stockholders' equity                                                           $ 738,211      $ 479,160
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

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)

                                                                            (Unaudited)                   (Unaudited)
                                                                         Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                           -------------                 -------------
                                                                         2000           1999           2000          1999
                                                                         ----           ----           ----          ----
Revenues                                                            $     23,955   $      5,734   $     68,329   $     9,521

Operating expenses:
   Network expenses                                                       48,925         13,547        123,357        25,280
   Selling, marketing, general and administrative (excludes stock compensation expense of $1,264, $1,404, $3,726 and $4,211,
   respectively)                                                          65,946         34,158        176,419        72,398
   Amortization of deferred stock compensation                             1,264          1,404          3,726         4,211
   Depreciation and amortization                                          25,914          5,226         54,616         9,426
                                                                    ------------   ------------   ------------   -----------

         Total operating expenses                                        142,049         54,335        358,118       111,315
                                                                    ------------   ------------   ------------   -----------

         Loss from operations                                           (118,094)       (48,601)      (289,789)     (101,794)

Interest income                                                            2,551          4,709         12,399         7,973
Interest expense                                                         (17,121)        (2,554)       (44,733)      (13,825)
Equity in net loss of affiliated companies                                (3,031)            --         (5,061)           --
Taxes and other expenses                                                    (622)           (45)        (1,132)          (99)
                                                                    ------------   ------------   ------------   -----------

         Net loss                                                       (136,317)       (46,491)      (328,316)     (107,745)
                                                                    ------------   ------------   ------------   -----------

Cumulative dividend on convertible preferred stock                          (938)            --           (938)           --
                                                                    ------------   ------------   ------------   -----------

         Net loss applicable to common stockholders                 $   (137,255)  $    (46,491)  $   (329,254)  $  (107,745)
                                                                    ============   ============   ============   ===========


Net loss per common share - basic and diluted                             $(1.03)         $(.37)        $(2.51)       $(1.37)
                                                                    ============   ============   ============   ===========

Weighted average shares used in computing net loss per

   common share - basic and diluted                                  132,989,264    124,486,783    131,378,001    78,867,684
                                                                    ============   ============   ============   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NORTHPOINT COMMUNICATIONS GROUP, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)

                                                                                       (Unaudited)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                     2000         1999
                                                                                     ----         ----
Cash flows from operating activities:
Net loss                                                                          $(328,316)   $(107,745)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                                      54,616        9,426
  Amortization of deferred stock compensation                                         3,726        4,211
  Amortization of debt discount                                                         199        4,414
   Equity in net loss of affiliated companies                                         5,061           --
 Changes in assets and liabilities:
  Accounts receivable                                                                (8,085)      (2,810)
  Amounts due from affiliated companies                                             (15,133)          --
  Unbilled revenue                                                                   (3,736)      (1,227)
  Inventories                                                                        (3,135)      (2,778)
  Prepaid expenses and other assets                                                 (16,145)      (8,845)
  Deposits                                                                              256         (201)
  Accounts payable                                                                   (2,162)      (4,185)
  Accrued expenses and other liabilities                                              9,865       22,075
        Deferred charges                                                             10,522         (189)
                                                                                  ---------    ---------

     Net cash used in operating activities                                         (292,467)     (87,854)

Cash flows from investing activities:
 Sale (purchase) of short-term investments                                           17,059     (167,125)
    Purchase of long-term investments                                               (42,191)      (5,000)
 Purchase of property and equipment                                                (277,907)    (101,310)
                                                                                  ---------    ---------

     Net cash used by investing activities                                         (303,039)    (273,435)

Cash flows from financing activities:
 Proceeds from issuance of common and preferred stock                               154,677      482,667
    Borrowings on line of credit                                                         --       55,000
 Payments on line of credit borrowings                                                   --      (55,725)
 Proceeds from notes payable                                                        400,000        5,600
 Principal payments on capital lease obligations                                     (1,500)        (957)
                                                                                  ---------    ---------

     Net cash provided by financing activities                                      553,177      486,585

Net increase (decrease) in cash and equivalents                                     (42,329)     125,296
Cash and equivalents at beginning of period                                          95,019       10,955
                                                                                  ---------    ---------

Cash and equivalents at end of period                                             $  52,690    $ 136,251
                                                                                  =========    =========

Supplemental cash flow information and noncash activities:

   Fixed assets obtained through capital leases                                   $   4,559    $      --
                                                                                  =========    =========

   Warrants issued for bridge loan, capital lease and with issuance of equity     $      --    $   4,530
                                                                                  =========    =========

   Conversion of convertible promissory note to Class B common stock              $      --    $   5,600
                                                                                  =========    =========

   Common stock issued for investment                                             $   4,500    $      --
                                                                                  =========    =========

   Income taxes paid                                                              $      40    $      12
                                                                                  =========    =========

   Interest paid                                                                  $  37,264    $   8,113
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

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization and Basis of Presentation

     The Company

          NorthPoint Communications, Inc. was formed in May 1997 to provide high speed network and data transport services, allowing network service providers, including Internet service providers, broadband data service providers and long distance and local phone companies (collectively, network service providers or NSPs) to meet the rapidly increasing information needs of small and medium-sized businesses, people who work in home offices and telecommuters.

     Basis of Presentation

          The condensed consolidated financial statements include the accounts of NorthPoint Communications Group, Inc. and its wholly-owned subsidiary NorthPoint Communications, Inc., together with its wholly-owned subsidiary NorthPoint Communications of Virginia, Inc. Effective March 22, 1999, NorthPoint Communications, Inc. consummated a reorganization pursuant to which it became a wholly-owned subsidiary of NorthPoint Communications Group, Inc., a newly created holding company. The reorganization was effected by a merger of NorthPoint Communications, Inc., with and into NorthPoint Merger Sub, Inc., a wholly-owned subsidiary of NorthPoint Communications Group, Inc., with NorthPoint Communications, Inc., as the surviving corporation of such merger. As a result of the reorganization, the stockholders of NorthPoint Communications, Inc. immediately before the reorganization became the only stockholders of NorthPoint Communications Group, Inc. immediately after the reorganization. All material intercompany accounts and transactions have been eliminated.

     The accompanying financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and September 30, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.   Summary of Significant Accounting Policies

     Business risks and credit concentrations

          The Company's operations are subject to significant risks and uncertainties including competitive, financial, developmental, operational, technological, regulatory and other risks associated with an emerging business.

          The Company sells its services on a wholesale basis to network service providers. For the three months ended September 30, 2000, two network service provider customers accounted for 23% of revenue. These two customers accounted for 7% of accounts receivable at September 30, 2000.

          The Company is dependent upon a small number of major suppliers and service providers.

     Reclassifications

          Certain prior year balances have been reclassified to conform with the current year presentation.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

  Cash and cash equivalents

     The Company considers all highly liquid investments, primarily commercial paper, with an original maturity of three months or less at the date of purchase to be cash equivalents.

     A portion of the Company's cash deposits is restricted since it supports letters of credit that the Company has provided to secure office space. The balance of restricted cash at September 30, 2000 and December 31, 1999 was $4,040,400 and $4,365,400, respectively.

  Short-term and long-term investments

     Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available-for-sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company classifies its investments as held-to-maturity and available-for-sale. Held-to-maturity securities are reported at amortized cost. Available-for- sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders' equity. At the time of sale, any gains or losses will be recognized as a component of operating results. The Company recorded an increase in other comprehensive income of $2,982,000 for the nine month period ended September 30, 2000 related to the net unrealized gains of certain available-for-sale investments.

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

  Revenues

     Revenues from transport services are recognized when the services are provided. Payments received in advance of providing services are recorded as deferred revenue until the period such services are provided. Revenues related to installation services are recognized when the installation is completed. Recognition of revenue is also deferred in certain other circumstances, as described in footnote 8.

  Earnings (loss) per share

     The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period after having given consideration to shares subject to repurchase. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock. See the Condensed Consolidated Statements of Operations for computed amounts.

     The dilutive effect of options and warrants has not been considered as their effect would be antidilutive for all periods presented.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

  Recently issued accounting pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal year beginning after December 15, 1999. The Securities and Exchange Commission issued a "Frequently Asked Questions and Answers" document (the "FAQ") in October 2000. Accordingly, the Company is continuing to evaluate the impact of SAB 101 and the FAQ on its financial statements and related disclosures.

     In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (the "Interpretation"). This Interpretation clarifies the application of Opinion 25 for certain stock compensation issues including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The adoption of FASB Interpretation No. 44 did not have a significant effect on the financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. The Company is currently evaluating the impact of adopting SFAS No. 133 on its financial statements and is unable to predict the impact at this time.

3.   Commitments and Contingencies

     The Company is subject to state public utilities commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the Telecommunications Act, the interpretation of competitive local exchange carrier ("CLEC") interconnection agreements in general and the Company's interconnection agreements in particular. In some cases the Company may be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The Company cannot estimate the effect, if any, of these proceedings.

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

4.   Common Stock

     From July 1, 2000 to September 30, 2000, the Company granted to employees options to purchase an aggregate of 1,425,610 shares of common stock at exercise prices from $8.8125 to $11.813 per share, which was at fair market value at the time of grant.

5.   Convertible Preferred Stock

     On September 5, 2000, the Company issued an aggregate of 150,000 shares of non-voting Series A 9% convertible preferred stock in a private placement to Bell Atlantic Corporation (d/b/a Verizon Communications) ("Verizon") for an aggregate purchase price of $150,000,000.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

7.   Business Developments

     On August 7, 2000, Verizon, Verizon Ventures I Inc. ("Parent"), a wholly-owned subsidiary of Verizon, Verizon Ventures II Inc. ("Merger Subsidiary"), a direct, wholly-owned subsidiary of Parent, and NorthPoint Communications Group, Inc. ("NorthPoint") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Verizon will contribute its DSL business to Parent, consisting of the assets, equipment, installed lines, employees and contracts, among other things, used in its digital subscriber line ("DSL") business, and $800 million in cash in exchange for shares of Parent common stock. Of the cash investment, $450 million will be used to fund Parent's capital expenditures and operations and $350 million will be distributed to NorthPoint stockholders. At the effective time of the Merger ("Effective Time"), Merger Subsidiary will merge (the "Merger") with and into NorthPoint. Each share of NorthPoint common stock issued and outstanding immediately prior to the Effective Time will be cancelled and converted into one share of Parent common stock and outstanding NorthPoint warrants and options will be converted into warrants and options of Parent. In addition to the conversion of their shares of NorthPoint common stock into Parent common stock, holders of issued and outstanding NorthPoint common stock at the Effective Time will receive a total of $350 million, payable to such stockholders on a pro rata basis, or approximately $2.50 per share. As a result of these transactions, Verizon will hold 55% of the common stock of Parent and the stockholders of issued and outstanding NorthPoint common stock immediately prior to the Effective Time will hold the remaining 45% of Parent common stock. The transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of NorthPoint and other customary closing conditions, such as regulatory approvals. Parent will use the "NorthPoint" name and brand and will be publicly traded on Nasdaq.

     Concurrently with entering into the Merger Agreement, Verizon issued to NorthPoint a commitment letter pursuant to which Verizon is obligated to provide to NorthPoint a $200 million senior secured debt facility on January 1, 2001 if the transactions contemplated by the Merger Agreement have not been consummated by that date. On September 5, 2000, Verizon purchased $150 million of non-voting 9% Convertible Preferred Stock of NorthPoint ("NorthPoint Preferred Stock"). Upon termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "Act"), the NorthPoint Preferred Stock will obtain voting rights. The NorthPoint Preferred Stock will automatically convert to NorthPoint common stock at the time of the closing of the Merger and is convertible into NorthPoint common stock at any time following the termination of the waiting period pursuant to the Act at Verizon's option.

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

8.   Business Risks and Uncertainties

     The Company markets its services through network service providers for resale to their business and consumer end-users. Two customers accounted for 23% of the Company's revenues in the quarter ended September 30, 2000.
Recently, a number of the Company's privately held, consumer-focused network service provider customers, including large customers, have experienced significant difficulties in raising the capital necessary to operate and grow their businesses and are not current in their payment for the Company's services. Prior to the Company's third quarter earnings release on October 26, 2000, the Company did not recognize revenue earned from certain network service provider customers during the third quarter which could not satisfy the Company's revenue recognition standards. The Company received additional facts after the October 26, 2000 third quarter earnings release that indicated certain of its privately-held, consumer-focused internet service providers, including Flashcom, Inc., did not have sufficient long-term financial resources to assure the Company that they would be able to make timely payment for its services. Therefore, the Company has revised its third quarter results as required by SEC regulations. The Company's revenue for the third quarter was reduced to $23,955,000 compared to the $30,092,000 reported on October 26, 2000 as a result of the Company's decision not to recognize revenue from sales to these delinquent network service provider customers.

                     NORTHPOINT COMMUNICATIONS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner will be recorded as revenue only when all previous accounts receivable for these customers have been paid and when cash is received for new services. It is possible that additional network service provider customers may experience significant difficulties in raising the capital necessary to operate and grow their businesses and may be unable to pay for the Company's services in the future on a timely basis. The Company's network service provider customers' inability to pay these past due amounts, and to make timely payments for our services in the future, may materially and adversely affect the Company's operating results and financial condition.

9.   Related Parties

     The Company provides operations support systems and associated services to the NorthPoint Canada Communications and VersaPoint joint ventures for fees specified in the agreements with those joint ventures. Amounts due from these affiliated companies primarily represent the fees associated with providing the operations support systems and also include reimbursement for certain other expenses paid by the Company on behalf of the joint ventures. The Company charged $15,132,923 to the joint ventures for the nine months ended September 30, 2000, which also represents the amounts due from these affiliates at September 30, 2000.

     In June 2000, the Company made an equity investment in Communication Technology Services Inc. ("CTS"). CTS provides installation services for the Company. The Company paid CTS a total of $3,414,316 for services provided during the three months ended September 30, 2000. As of September 30, 2000, $908,695 in additional charges were accrued.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of NorthPoint's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In the discussion below, we refer to the period from inception (May 16, 1997) to December 31, 1997 as "1997".

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

Overview

     We are a national provider of high speed, local data network services. Our networks use digital subscriber line, or DSL, technology to enable data transport over telephone company copper lines at guaranteed speeds up to 25 times faster than common dial-up modems. We market our network and data transport services to internet service providers, long-distance and local telephone companies and data service providers, which we collectively call network service providers. Our customers can use our fast, secure and reliable data networks to provide continuously connected, economical Internet access and other data- intensive applications to end users. These end users are typically small- and medium-sized businesses with up to 500 employees, people who work in home offices, and telecommuters. We offer network and data transport services for residential end users as well.

     As of September 30, 2000, we provided services in 54 metropolitan areas, spanning 109 metropolitan statistical areas, in the United States and we intend to offer service in a total of over 60 metropolitan areas, spanning 110 metropolitan statistical areas by the end of 2000. We have been and expect to be the first, or one of the first, to offer DSL services in these markets. Our networks consist principally of digital communications equipment that we own and install in telephone company offices known as "central offices" and existing copper telephone lines that we lease to connect our equipment with end users' premises. We will initially install our equipment in the central offices with the highest density of small- and medium-sized businesses in our targeted markets. As of September 30, 2000, we had secured space in over 1,800 central offices and were providing services from 1,624 of those central offices. We plan to offer service from an additional 76 central offices by the end of 2000 to allow us to achieve blanket coverage in our 54 markets as well as 6 additional targeted markets. In addition, we deployed a fully redundant point-to-point national ATM backbone connection between NorthPoint's local DSL networks. We intend to expand the coverage of our networks in these markets over time by installing equipment in additional central offices.

     We are currently providing or have entered into agreements to provide our services to more than 175 network service providers. As of September 30, 2000, we had connected 87,300 of their end users to our networks. Upon completion of our planned expansion, our networks will be able to reach approximately 5.5 million businesses and 45 million households, including more than 80% of the small- and medium-sized businesses in our 60 markets.

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

  Assuming the closing of the proposed Merger occurred on December 31, 2000, the combined DSL operations of NorthPoint and Verizon are expected to include the following:

     . a broadband network, comprised of more than 3,000 unique operational central offices, passing approximately 63 million homes and businesses in 163 metropolitan statistical areas (MSAs);

     .    more than 600,000 DSL lines;

     . wholesale relationships with Verizon Online, AOL, UUNET and Genuity and strategic marketing relationships with RadioShack, Microsoft, Staples, Blockbuster and other industry leaders;

     .    approximately 3,000 employees; and

     . broadband ventures in Europe through VersaPoint and Canada through NorthPoint Canada Communications.

  We expect to consummate the Merger by mid-2001.

Factors Affecting Future Operations

  Revenues. We derive our revenues from monthly recurring and nonrecurring charges to internet service providers, long-distance and local telephone companies and data service providers, which we collectively call network service providers. Monthly recurring revenues consist of end user line fees, based upon the number of installed lines, for the network service providers' end users connected to our networks and interconnection fees for each connection to our metropolitan node in each market. Nonrecurring revenues include charges for the installation of new end users and in some cases, for end-user modems or other electronic equipment. Prior to the quarter ended September 30, 1999, we had sold only minimal amounts of end-user modems or other electronic equipment. Currently we sell a significant amount of such equipment to support the needs of our growing network service provider partner base.

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

     Although our current network buildout will be largely completed by the end of 2000, further development and expansion of our business will require significant expenditures. The principal capital expenditures we incur when we enter any market include:

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

  In addition, once we have deployed our network in a market, we will incur additional expenditures during the buildout phase of any market, many of which will be dependent upon orders to connect new end users. These success-based capital expenditures include DSL line cards, incremental digital subscriber line access multiplexer and network test equipment, and line cards for our electronic switches in our metropolitan node. These network expenditures will continue to increase as we add installed lines and end users. However, once a market is fully built out, a substantial majority of the capital expenditures in that market will be tied to incremental customer and end-user growth. We will also incur capital expenditures for building additional metropolitan nodes in certain markets and for expanding our network control center in the San Francisco Bay Area. In addition to the capital expenditures required to enter a market, we will be required to fund each market's cash flow deficit as we build our customer base.

  In addition to developing our networks, we will use our capital to cover our operations, sales and market development expenses incurred in developing and servicing our networks.

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

  .  amortization of central office collocation space improvements; and

  .  amortization of software.

     Taxation. We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. State taxes are limited to nominal amounts. Use of our net operating loss carryforwards, which begin to expire in 2003, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

Recent Developments

     Recently, a number of our privately held, consumer-focused network service provider customers have experienced significant difficulties in raising the capital necessary to operate and grow their businesses and are not current in their payment for our services. Prior to our third quarter earnings release on October 26, 2000, we did not recognize revenue earned from certain network service provider customers during the third quarter which could not satisfy our revenue recognition standards. We received additional facts after the October 26, 2000 third quarter earnings release that indicated certain of our privately-held, consumer-focused internet service providers, including Flashcom, Inc., did not have sufficient long-term financial resources to assure us that they would be able to make timely payment for our services. Therefore, we have revised our third quarter results as required by SEC regulations. Our revenue for the third quarter was reduced to $23,955,000 compared to the $30,092,000 reported on October 26, 2000 as a result of our decision not to recognize revenue from sales to these delinquent network service provider customers.

     In addition, we recognized increased bad debt and other operating expenses related to these network service provider customers. As a result, our EBITDA loss for the quarter ended September 30, 2000 was increased to $90,916,000 million compared to the $79,210,000 reported on October 26, 2000.

     These network service provider customers account for approximately 26,700 of our 87,300 installed lines at September 30, 2000. We have halted the installation of in-process lines ordered by these customers and we may also decide to disconnect end users that are purchasing their services from delinquent network service provider customers. If this occurs, we cannot assure you that these end users will continue to purchase our services through another one of our network service provider customers and we may lose the lines served by such end users.

     We will recognize additional revenue from these customers only when all previous accounts receivable balances for these customers have been paid and when cash is received for new services. We are continuing our efforts to obtain payments, but we cannot assure you that these efforts will be successful. It is possible that additional network service provider customers may experience significant difficulties in raising the capital necessary to operate and grow their businesses and may be unable to pay for our services in the future on a timely basis. Our network service provider customers' inability to pay these past due amounts, and to make timely payments for our services in the future, may materially and adversely affect our business, operating results and financial condition.

     We are also currently attempting to arrange for the direct transfer of lines serviced by delinquent network service provider customers to other well-financed, publicly-traded network service provider customers and considering a variety of other alternatives with respect to these delinquent network service provider customers, such as the discontinuation of adding new end users, requiring prepayments for future services and sending notices of termination of service. We note, however, that should any of our network service provider customers become subject to reorganization or bankruptcy proceedings, we cannot assure you that we will ultimately collect sums owed to us by these customers and it remains uncertain what consequence, if any, bankruptcy proceedings would have on lines installed for such customers. Moreover, should the particular network service provider customer become subject to reorganization or bankruptcy proceedings, we cannot assure you that we will be able to retain payments or other consideration received by us prior to such reorganization or bankruptcy proceeding. Even if we are able to move these end users to other network service provider customers, it will require a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business, operating results and financial condition.

Results of Operations

     As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Revenues. Revenues for the quarter ended September 30, 2000 were approximately $23,955,000, 57% of which consisted of recurring revenues. Revenues for the quarter ended September 30, 1999 were approximately $5,734,000, 53% of which consisted of recurring revenues. For the nine months ended September 30, 2000 and September 30, 1999, revenues were $68,329,000 and $9,521,000, respectively, of which 56% consisted of recurring revenues for the nine months ended September 30, 2000 and 60% consisted of recurring revenues for the nine months ended September 30, 1999. The increase in revenues is due to the expansion of our installed end user base that has occurred over the past year. We expect that non-recurring revenues as a percentage of total revenues will decrease over time as we add end users to our networks.

     Recently, a number of our privately held, consumer-focused network service provider customers, including large customers, have experienced significant difficulties in raising the capital necessary to operate and grow their businesses and are not current in their payment for our services. Prior to our third quarter earnings release on October 26, 2000, we did not recognize revenue earned from certain network service provider customers during the third quarter which could not satisfy our revenue recognition standards. We received additional facts after the October 26, 2000 third quarter earnings release that indicated certain of our privately-held, consumer-focused internet service providers, including Flashcom, Inc., did not have sufficient long-term financial resources to assure us that they would be able to make timely payment for our services. Therefore, we have revised our third quarter results as required by SEC regulations. Our revenue for the third quarter was reduced to $23,955,000 compared to the $30,092,000 reported on October 26, 2000 as a result of our decision not to recognize revenue from sales to these delinquent network service provider customers. Total services for which we did not recognize equivalent revenue for these delinquent network service provider customers in the third quarter were $8,977,000. We will recognize additional revenue from these customers only when all previous accounts receivable balances for these customers have been paid and when cash is received for new services.

     Network Expenses. Network expenses were approximately $48,925,000 for the quarter ended September 30, 2000 and $13,547,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, network expenses were $123,357,000 and $25,280,000, respectively. These costs consisted primarily of monthly rental costs for lines between end users and central offices, between central offices and our metropolitan nodes, between our metropolitan nodes and our network service providers, end user line installation costs, costs of end user modems, and costs charged to us by the traditional telephone companies. The increase in network expenses reflects the growth in our network as we expand into new markets, connect new end users and interconnect existing partners to our network.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were approximately $65,946,000 for the quarter ended September 30, 2000 and $34,158,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, selling, marketing, general and administrative expenses were $176,419,000 and $72,398,000, respectively. These expenses consisted primarily of salaries and related expenses for the development of our business, network architecture and software, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these operating expenses to support such growth. These expenses during the quarter ended September 30, 2000 also included an increase of $2,453,000 in the reserve for bad debts and a write-off of $3,750,000 in pre-paid marketing expenses.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $1,264,000 for the quarter ended September 30, 2000 and $1,404,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, amortization of deferred stock compensation was $3,726,000 and $4,211,000, respectively. This reduction in deferred stock compensation expense is due to the attrition of those employees to whom such options were granted. The unamortized balance of $8,704,000 at September 30, 2000 will be amortized over the remaining vesting period of each grant.

     Depreciation and Amortization. Depreciation and amortization expenses were approximately $25,914,000 for the quarter ended September 30, 2000 and $5,226,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, depreciation and amortization was $54,616,000 and $9,426,000, respectively. Such expenses consisted primarily of depreciation of network equipment, information systems, office equipment, furniture and fixtures and amortization of leasehold improvements. The increase in depreciation and amortization is primarily due to the additional property and equipment that has been acquired and placed into service as we continue to build out our networks.

     Interest Income and Expense. The interest income for the quarter ended September 30, 2000 was $2,551,000 and was earned primarily from the proceeds raised in the sale of our preferred stock in September 2000. Interest income for the quarter ended September 30, 1999 was $4,709,000. This interest income was earned primarily from the proceeds raised in the initial public offering in May 1999. Interest income was $12,399,000 for the nine months ended September 30, 2000 and $7,973,000 for the nine months ended September 30, 1999.

     Interest expense for the quarter ended September 30, 2000 was $17,121,000 and primarily represents the interest associated with our senior notes sold in February 2000 and also our senior credit facilities, which we closed in December 1999. Interest expense for the quarter ended September 30, 1999 was approximately $2,554,000. Interest expense for the quarter ended September 30, 1999 primarily represents the interest associated with our senior credit facility. Interest expense was $44,733,000 for the nine months ended September 30, 2000 and $13,825,000 for the nine months ended September 30, 1999.

     Equity in Net Loss of Affiliated Companies. There was no equity in net loss of affiliates during 1999 as there were no investments in affiliates. For the quarter ended September 30, 2000, equity in net loss of affiliates was $3,031,000. For the nine months ended September 30, 2000, equity in net loss of affiliates was $5,061,000. This net loss primarily represents our shares of the net losses of the European and Canadian joint ventures that were formed during the first quarter of 2000.

     Taxes and Other Expenses. Taxes and other expenses were approximately $622,000 for the quarter ended September 30, 2000 and $45,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, taxes and other expenses were $1,132,000 and $99,000, respectively. These taxes primarily represent state corporation, business and jurisdictional taxes that have been paid or accrued.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $277,907,000 for the nine months ended September 30, 2000 and $101,310,000 for the nine months ended September 30, 1999. Although we have no material commitments for capital expenditures for the remainder of 2000, we plan to make total capital expenditures in 2000 estimated at approximately $325,000,000 to develop our network. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase. We will also incur capital expenditures for building additional metropolitan nodes in certain markets and for expanding our network control center in the San Francisco Bay Area.

     As of September 30, 2000, we had an accumulated operating deficit of $542,302,000 and cash, cash equivalents and short-term investments of $150,326,000.

     Net cash used in operating activities was $292,467,000 for the nine months ended September 30, 2000 and $87,854,000 for the nine months ended September 30, 1999. The net cash used in operations for the nine months ended September 30, 2000 was primarily due to net losses. The net cash used in operations for the nine months ended September 30, 1999 was primarily due to net losses, offset in part by increases in accrued expenses.

     Net cash used in investing activities was $303,039,000 for the nine months ended September 30, 2000 and $273,435,000 for the nine months ended September 30, 1999. Investing activities were principally acquisitions of property and equipment in 2000. Investing activities were principally purchases of securities and acquisitions of property and equipment in 1999.

     Net cash provided by financing activities was approximately $553,177,000 for the nine months ended September 30, 2000 and relates to the proceeds from
the sale of our senior notes and the sale of common and preferred stock.   Net
cash provided by financing activities was approximately $486,585,000 for the nine months ended September 30, 1999, of which $482,667,000 related to the issuance of common and preferred stock, $55,000,000 related to borrowings, and $5,600,000 related to proceeds from a convertible promissory note, offset primarily by the repayment of a $50,000,000 bridge loan.

     Concurrently with entering into the Merger Agreement, Verizon issued to NorthPoint a commitment letter pursuant to which Verizon is obligated to provide to NorthPoint a $200 million senior secured debt facility on January 1, 2001 if the transactions contemplated by the Merger Agreement have not been consummated by that date.

     In addition, on September 5, 2000, Verizon purchased $150 million of non-voting 9% Convertible Preferred Stock of NorthPoint ("NorthPoint Preferred Stock"). Upon termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "Act"), the NorthPoint Preferred Stock will obtain voting rights. The NorthPoint Preferred Stock will automatically convert to NorthPoint common stock at the time of the closing of the Merger and is convertible into NorthPoint common stock at any time following the termination of the waiting period pursuant to the Act at Verizon's option. Pursuant to the Merger Agreement, at the time of closing of the Merger, Verizon will invest $450 million in NorthPoint. Any amounts previously funded by Verizon pursuant to the commitment letter or the purchase of preferred stock will be offset against the $450 million payable at closing.

     On February 3, 2000, we issued senior notes in the aggregate principal amount of $400 million. These notes bear interest at a fixed annual rate of 12 7/8% to be paid in cash every six months and mature on February 15, 2010. Net proceeds from these notes were approximately $387.5 million.

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

     Loans under the facilities bear interest at floating rates based on the prime rate or the London Interbank Offered Rate (LIBOR) plus, in each case, an additional interest rate margin.

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

     We believe that our current capital resources and lines of credit will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets and to support operating needs through the end of 2001. However, we may decide to seek additional capital depending upon the demand for our services and regulatory, technological and competitive developments, including additional financial market developments and new opportunities, in our industry. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues and our need for additional financing, will depend on a number of factors, including:

     . alterations to the schedule, targets or scope of our network rollout plan, including the number of markets entered and the services offered;

     . changes to our plans or projections or such plans or projections prove to be inaccurate;

     . the rate at which customers purchase and pay for our services and the pricing of such services;

     .    the financial condition of our customers;

     . unanticipated opportunities, including acquisitions of or investments in other companies or businesses;

     . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

     . the rate at which we invest in engineering and development with respect to existing and future technology; or

     . the timing and closing of the proposed merger with Verizon's DSL business.

     We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities.

     We may be unsuccessful in raising sufficient additional capital. We believe that current capital market conditions, particularly for our industry, reduce our ability to obtain such additional financing. In addition, the revenue recognition issues that we are reporting in this report may make it more difficult for us to access the capital markets. We may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our financing agreements and that will not impair our ability to develop our business. If we fail to raise sufficient funds, we may need to modify, delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal year beginning after December 15, 1999. The Securities and Exchange Commission issued a "Frequently Asked Questions and Answers" document (the "FAQ") in October 2000. Accordingly, NorthPoint is continuing to evaluate the impact of SAB 101 and the FAQ on its financial statements and related disclosures.

          In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (the "Interpretation"). This Interpretation clarifies the application of Opinion 25 for certain stock compensation issues including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The adoption of FASB Interpretation No. 44 did not have a significant effect on the financial condition or results of operations.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. The Company is currently evaluating the impact of adopting SFAS No. 133 on its financial statements and is unable to predict the impact at this time.

Forward Looking Statements

          The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements, including but not limited to deployment of NorthPoint's network in new and existing regions and the timing and breadth of coverage in each region. Actual results may differ materially from those anticipated in any forward-looking statements as a result of certain risks and uncertainties. Some of these risks and uncertainties include, without limitation:

     . our dependence on strategic third parties to market and resell our services;

     .    intense competition for our service offerings;

     .    our ability to collect receivables from certain key customers;

     . our ability to retain end users that are serviced by delinquent network service provider customers;

     .    dependence on growth in demand for DSL-based services;

     .    our ability to raise additional capital;

     . the failure to close the proposed merger with Verizon Communications' DSL business in a timely manner;

     . Verizon Communications' right to terminate the merger agreement in the event that we fail to satisfy any of the conditions to closing;

     . our potential inability to obtain, or meet conditions imposed for, requisite governmental approvals for closing the proposed merger;

     .    the failure of our stockholders to approve the merger;

     .    costs related to the merger;

     . the risk that NorthPoint's and Verizon's DSL businesses will not be integrated successfully;

     .    our failure to realize anticipated benefits of the merger; and

     . other economic, business, competitive and/or regulatory risks and uncertainties detailed herein and in our other Securities and Exchange Commission filings.

          All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements set forth herein and included in our other Securities and Exchange Commission filings. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

We Expect Our Losses and Negative Cash Flow to Continue

     To date, we have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1999, we had operating losses of approximately $168,426,000, net losses of $183,698,000, and negative cash flow from operating and investing activities of $439,571,000. For the nine months ended September 30, 2000, we had operating losses of approximately $289,789,000, net losses of $328,316,000, and negative cash flow from operating and investing activities of $595,506,000. We cannot assure our investors that we will ever achieve profitability or generate positive cash flow.

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

     .    increases in provisions for bad debts;

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

We May Be Unable to Meet Conditions to the Closing of the Proposed Merger of Our Business with the DSL Business of Verizon Communications

          Our proposed merger with Verizon's DSL business has been approved by the boards of directors of both NorthPoint and Verizon. However, the merger agreement is subject to numerous conditions, including approval by the stockholders of NorthPoint, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and FCC and state regulatory approvals. In addition, Verizon will not be required to complete the transactions if any event has occurred which has had or is reasonably likely to have a material adverse effect on NorthPoint or its business, operations, properties, financial condition, assets or liabilities. We cannot assure you that NorthPoint will not suffer a material adverse effect prior to the closing of the merger. We also cannot assure you that we will be able to obtain or meet all of the conditions to Verizon's obligations to complete the merger, including receipt of all necessary regulatory approvals, and that the merger will be consummated.

We May Fail to Realize the Anticipated Benefits of the Transactions

          The success of the transactions will depend, in part, on our ability to realize the anticipated economies of scale, growth opportunities and synergies from combining our business with Verizon's DSL business. If we do not recognize these anticipated benefits as a result of the transactions, the value of our stock may decline. To realize the anticipated benefits of the transactions, our management team must develop strategies and implement a business plan that will:

     .    effectively manage new market entrance and network development;

     . effectively manage the marketing and sales of the services of our combined DSL businesses;

     . successfully retain and attract key employees, including management, during a period of transition and in light of the highly competitive employment market;

     . maintain adequate focus on existing business and operations while working to integrate our combined DSL businesses; and

     .    continue to develop our DSL networks and attract and retain customers.

          Integrating the operations and personnel of our respective DSL businesses will be a complex process, and we are uncertain that we can complete the integration rapidly or will achieve the anticipated benefits of the transactions. The successful integration of our businesses will require, among other things, integration of finance, human resources and sales and marketing groups and coordination of development efforts. In addition, commercial and technological advances resulting from the integration of technologies used by our respective DSL networks and network support systems may not be achieved as successfully or as rapidly as we currently anticipate, if at all. Some of the factors contributing to the risks attendant to integration faced by us are:

     . the difficulties and expenses of integrating our operations, technology, information systems, networks and personnel while preserving the goodwill of each business;

     . the expenses associated with separating Verizon's DSL business from its other data services operations;

     . the difficulties of creating and maintaining uniform standards, controls, procedures and policies for the two businesses being integrated;

     . the impairment of our relationships with our customers, some of which compete with Verizon's retail Internet service provider business;

     . the ability of our management to manage the substantial expansion of the aggregate employee base and the integration of teams that have not previously worked together, while dealing with the potential loss of key employees of both businesses;

     . the impairment of relationships with employees as a result of changes in management, the introduction of unionized employees and modifications to any collective bargaining agreements; and

     . the different geographic locations of our respective principal operations.

          The diversion of attention of our management and any difficulties encountered in the process of combining our DSL businesses could cause a disruption of our business activities.

The Costs of Completing the Transactions Are Substantial and May Make it More Difficult for Us to Achieve Profitability

          We will incur substantial costs in connection with the proposed transactions which may make it more difficult to achieve profitability in the future. We estimates that we will indirectly incur costs associated with the transactions, consisting of transaction fees for investment bankers, attorneys, accountants and other related costs incurred by us (such nonrecurring transaction costs being recorded as goodwill upon completion of the transactions) and additional nonrecurring restructuring charges. There can be no assurance that we will not incur further additional charges to reflect costs associated with the transactions, including the costs of integrating our respective DSL operations.

The Loss of a Significant Customer Could Harm Our Business

     We currently provide or have agreements to provide data transport solutions to more than 175 network service providers. For the year ended December 31, 1999, our two largest customers accounted for 32% of our revenues. For the three months ended September 30, 2000, our two largest customers accounted for 23% of our revenues. These two customers accounted for 7% of accounts receivable at September 30, 2000. We anticipate that, as we expand our business, we will continue to rely upon a limited number of customers for a high percentage of our revenue and end-user lines. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our Business Will Suffer if Our Customers Are Not Successful in Marketing and Selling Our Services

     We exclusively market our services through network service providers for resale to their business and consumer end users. A significant reduction in the number of end users or revenues provided by one or more of our key network service providers could materially harm our operating results in any given period. Market or other conditions that adversely affect our network service provider customers could result in slower revenue growth. Our agreements with our customers are generally non-exclusive. Many of our customers also resell services offered by our competitors. In addition, a number of our customers have committed to provide large numbers of end-users in exchange for price discounts. If our customers do not meet their volume commitments or otherwise do not sell our services to as many end users as we expect, our business will suffer. In addition, these and future relationships we may establish with other third parties may not result in significant line orders or revenues.

Our Business Has Suffered Because of Our Customers' Recent Financial Difficulties and Failure to Pay for Our Services

     Recently, a number of our privately held, consumer-focused network service provider customers have experienced significant difficulties in raising the capital necessary to operate and grow their businesses and are not current in their payment for our services. Prior to our third quarter earnings release on October 26, 2000, we did not recognize revenue earned from certain network service provider customers during the third quarter which could not satisfy our revenue recognition standards. We received additional facts after the October 26, 2000 third quarter earnings release that indicated certain of our privately-held, consumer-focused internet service providers, including Flashcom, Inc., did not have sufficient long-term financial resources to assure us that they would be able to make timely payment for our services. Therefore, we have revised our third quarter results as required by SEC regulations. Our revenue for the third quarter was reduced to $23,955,000 compared to the $30,092,000 reported on October 26, 2000 as a result of our decision not to recognize revenue from sales to these delinquent network service provider customers.

     In addition, we recognized increased bad debt and other operating expenses related to these network service provider customers. As a result, our EBITDA loss for the quarter ended September 30, 2000 was increased to $90,916,000 million compared to the $79,210,000 reported on October 26, 2000.

     These delinquent network service provider customers account for approximately 26,700 of our 87,300 installed lines at September 30, 2000. We have halted the installation of in-process lines ordered by these customers and we may also decide to disconnect end users that are purchasing their services from delinquent network service provider customers. If this occurs, we cannot assure you that these end users will continue to purchase our services through another one of our network service provider customers and we may lose the lines served by such end users.

     We will recognize additional revenue from these customers only when all previous accounts receivable balances for these customers have been paid and when cash is received for new services. We are continuing our efforts to obtain payments, but we cannot assure you that these efforts will be successful. It is possible that additional network service provider customers may experience significant difficulties in raising the capital necessary to operate and grow their businesses and may be unable to pay for our services in the future on a timely basis. Our network service provider customers' inability to pay these past due amounts, and to make timely payments for our services in the future, may materially and adversely affect our business, operating results and financial condition.

     We are also currently attempting to arrange for the direct transfer of lines serviced by delinquent network service provider customers to other well-financed, publicly-traded network service provider customers and considering a variety of other alternatives with respect to these delinquent network service provider customers, such as the discontinuation of adding new end users, requiring prepayments for new services and sending notices of termination of service. We note, however, that should any of our network service provider customers become subject to reorganization or bankruptcy proceedings, we cannot assure you that we will ultimately collect sums owed to us by these customers and it remains uncertain what consequence, if any, bankruptcy proceedings would have on lines installed for such customers. Moreover, should the particular network service provider customer become subject to reorganization or bankruptcy proceedings, we cannot assure you that we will be able to retain payments or other consideration received by us prior to such reorganization or bankruptcy proceeding. Even if we are able to move these end users to other network service provider customers, it will require a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business, operating results and financial condition.

We May Not Be Able to Continue to Grow Our Business If We Do Not Obtain Significant Additional Funds

     We believe our current capital resources will be sufficient for the funding and working capital requirements needed for the deployment of our networks in our 60 targeted markets. If we decide to accelerate the timing of the buildout of our networks or target additional markets, we may need significant additional funds. We expect that the actual amount and timing of our future capital requirements, if any, will depend upon the demand for our services and regulatory, technological and competitive developments, including additional developments and new opportunities in our industry. These future capital requirements may be substantial. In addition, we may seek additional financing if:

     . we make alterations to the schedule, targets or scope of our network rollout plan, including the number of markets entered and the services offered;

     . there are changes to our plans or projections or such plans or projections prove to be inaccurate;

     . our customers purchase and pay for fewer of our services or the pricing of such services decreases;

     .    the financial condition of our customers continues to deteriorate;

     . we have unanticipated opportunities, including acquisitions of or investments in other companies or businesses;

     . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace increases;

     . the rate at which we invest in engineering and development with respect to existing and future technology increases; or

     . the proposed merger with Verizon's DSL business closes later than expected or not at all.

     We may be unsuccessful in raising sufficient additional capital at all or on terms that we consider acceptable. We believe that current capital market conditions, particularly for our industry, reduce our ability to obtain such additional financing. In addition, the revenue recognition issues that we are reporting in this report may make it more difficult for us to access the capital markets. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our networks, fund our expansion or respond to competitive pressures could be significantly impaired. Such limitation could have a material adverse effect on our business, prospects, financial condition or results of operations.

Our Existing Debt May Need to be Refinanced on Possibly Less Favorable Terms

     Completion of the transactions will trigger specific affirmative obligations under our debt agreements, including among others:

     . Under our existing bank credit facility, the lenders will have the right to accelerate the payment of the principal amount and accrued and unpaid interest on any amounts outstanding under such facility upon completion of the transactions. As of September 30, 2000, the principal amount plus accrued and unpaid interest under the bank credit facility was $86,079,246.

     . Under the indenture related to our 12 7/8% senior notes due 2010 with principal amount of $400 million, within ten days after the completion of the transactions, the "new" NorthPoint will be obligated to offer to purchase all of the outstanding notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. As of September 30, 2000, the aggregate principal amount plus accrued and unpaid interest on the outstanding notes was $406,631,507.

     These provisions will require the "new" NorthPoint to raise additional funds through the issuance of additional debt or equity or through an amendment to its debt facility or indenture on terms that may not be as favorable as under its current debt arrangements. A failure to raise such additional funds would have a material adverse effect on the "new" NorthPoint.

Our Business Activities and Our Ability to Raise Additional Funds Are Limited by Covenants Contained in Our Financing Agreements and the Indenture

     Our debt agreements, including our secured credit facility, the indenture governing our senior notes and other financing agreements contain and will contain restrictions on our activities and financial covenants with which we will be required to comply. If we fail to comply with these requirements, or if we experience a material adverse effect on our business, operations, properties, financial condition, assets or liabilities, we would be in default and our debt could be declared immediately due and payable. We may be unable to make such required payments, or to raise sufficient funds from other sources.

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

We Need to Make Significant Capital Expenditures, and the Amounts, Timing and Returns are Uncertain

     In 2001, we expect to make significant capital expenditures, estimated at approximately $125,000,000, to develop our business and deploy our services and systems. This estimate does not take into account any necessary changes in our plans as a result of the closing of the Verizon merger. We may also need to make additional capital expenditures in connection with our broadband ventures in Europe and Canada and the acquisition of other companies. In addition, the amount and timing of these expenditures are uncertain and will depend upon our ability to execute our plans in a timely and cost-effective manner. We will need to increase our revenue in order to earn a return from our capital expenditures. If our revenue does not grow as expected, or capital expenditures exceed our estimates, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our Success in Attracting and Retaining Customers Significantly Depends on Our Ability to Obtain Central Office Space from Traditional Telephone Companies

     As we grow, we may be unable to secure central office space for our equipment in the central offices of traditional telephone companies on a timely basis or at all. In some cases, although physical central office space is available, traditional telephone companies have claimed that they must refurbish space to make it suitable for our equipment--for example, by adding separate entrances, removing asbestos or obsolete machinery, or increasing power supply and air conditioning--which in some cases has made the cost to obtain that physical central office space prohibitively expensive. We expect physical central office space to become increasingly scarce due to increasing demand from a growing number of competitive telecommunications companies.

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

     In addition, as the FCC modifies, changes and implements rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements with the traditional telephone companies in order to implement those new or modified rules. We may be unable to timely renegotiate these agreements, or we may be forced to arbitrate and litigate with the traditional telephone company agreement terms that fully comply with FCC rules. As a result, although the FCC may implement rules or policies designed to speed or improve our ability to provide services, we may not be able to timely implement those rules or policies.

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

     Under federal law, traditional telephone companies have an obligation to negotiate with us in good faith to enter into interconnection agreements, including agreements on the price at which we can obtain suitable lines from these telephone companies. If no agreement can be reached, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last up to nine months. Moreover, the state commission must approve any interconnection agreement resulting from negotiation or arbitration, and any party may appeal an adverse decision by the state commission to federal district court. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, regarding our access to suitable lines in our favor. Moreover, the FCC rules governing pricing standards for access to the networks of the traditional telephone companies are currently being challenged in federal court. One federal court has overturned the FCC's pricing methodology in part.
Requests for Supreme Court review of this decision are pending. If the challenge to the FCC's pricing rules is upheld by the courts, the FCC may adopt a new pricing methodology that would require us to pay a higher price to traditional telephone companies for access to suitable lines. This could have a detrimental effect on our business.

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

     Traditional Telephone Companies With Greater Resources Than Ours May Directly Compete in Our Service Areas. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess significant capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In addition, most traditional telephone companies have established or are establishing their own Internet service provider businesses, and all of the largest traditional telephone companies that are present in our target markets are conducting market trials of or have commenced offering DSL-based access services. For example, Verizon Communications, BellSouth, Cincinnati Bell, Pacific Bell and Southwestern Bell are offering services in some territories in which we offer services, U S WEST is offering commercial DSL services and Ameritech has announced commercial DSL services in some areas of Michigan and Illinois. We recognize that the traditional telephone companies have the potential to quickly deploy DSL services and are in a position to offer service from central offices where we may be unable to secure space in traditional telephone companies' central offices. In addition, the FCC is considering establishing requirements for separate subsidiaries through which the traditional telephone companies could provide DSL service on a largely deregulated basis. As a result, we expect traditional telephone companies to be strong competitors in each of our target markets.

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

     Wireless and Satellite Data Service Providers May Begin to Offer Wireless and Satellite-Based Internet Connectivity, Also Competing Against Us. Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including multi-channel multipoint distribution systems, local multipoint distribution systems, wireless communication service and point-to-point microwave systems. The FCC had adopted new rules to permit multi-channel multipoint distribution system licensees to use their systems to offer two-way services, including high speed data, rather than solely to provide one-way video services. The FCC also has auctioned local multipoint distribution system licenses in all markets for wireless systems, which can be used for high speed data services. In addition, companies such as Teligent, Inc., Advanced Radio Telecom Corp., NEXTLINK and WinStar Communications, Inc. hold point-to-point and/or point-to-multipoint microwave licenses to provide fixed wireless services such as voice, data and video conferencing.

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

     As a competitive telecommunications company, we are subject to FCC regulation for our contractual, or interconnection, arrangements with the traditional telephone companies, or incumbent local exchange carriers, in our markets, but the scope of this regulation is uncertain because it is the subject of ongoing court and administrative proceedings. Several parties have brought court challenges to the FCC's interconnection rules, including the rules that establish the terms under which a competitive telecommunications company may use portions of a traditional telephone company's network. Although the Supreme Court held that the FCC has the authority to adopt interconnection rules and specifically upheld several of these rules, other rules are still being considered by the courts. If a rule that is beneficial to our business is struck down, it could harm our ability to compete. In particular, the Eighth Circuit has overturned in part the methodology that the FCC established to determine the price that competitive telecommunications companies would have to pay traditional telephone companies for use of the traditional telephone companies' networks. The requests for Supreme Court review are pending. If challenges to the FCC's pricing rules are upheld, the FCC may establish a new pricing methodology. This may result in our having to pay a higher price to traditional telephone companies if we were to use a portion of their networks in providing our services, and this could have a detrimental effect on our business.

     The FCC is continually revisiting rules and regulations that are critical to our ability to provide service and to exploit access to unbundled copper loops and shared copper loops. In the last several years, as part of a proceeding examining the availability of advanced data services, the FCC has passed several rules that enhance the ability of competitive DSL companies like NorthPoint to, among other things, access DSL-capable unbundled copper loops, access and utilize various forms of central office collocation space, provide a variety of DSL services to end-users by setting open rules for spectrum compatibility, and access "shared-lines" by requiring the traditional telephone companies to provide access to the high-frequency portion of existing voice service lines to DSL competitive companies like NorthPoint for the provision of high speed DSL services. The decision with respect to shared-lines is still subject to review by the courts and implementation of line sharing capabilities, including technical and operational trials, are still underway at the incumbent Local Exchange Carriers Final pricing rules for shared lines, which we anticipate and depend upon to be lower than the rates for stand-alone lines, are yet to be finalized by State Commissions. As a result, the benefits of the FCC's line sharing decision may be diluted or delayed if the implementation processes are protracted or frustrated through legal challenges, arbitrations, or other actions in any given state.

Our Debt Creates Financial and Operating Risk That Could Limit the Growth of Our Business

     As of September 30, 2000, we had approximately $491,335,000 of indebtedness and $145,630,000 of stockholders' equity.

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

The Sale of Shares or the Perception of Future Sales Could Depress Our Stock
Price

     Sales of a large number of shares of common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop. As of September 30, 2000, we had 133,321,089 shares of common stock outstanding. Of these common shares, substantially all are freely tradeable, except for any such shares held at any time by an "affiliate" of NorthPoint, as defined under Rule 144 under the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or an exemption under the Securities Act.

     In addition, holders of shares of common stock representing approximately 51% of the currently outstanding shares of common stock have agreed to vote their shares in support of the merger with Verizon Communications' DSL business and not to sell any shares, subject to limited exceptions, until the closing.

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

     We believe our market risk exposure with regard to marketable debt securities in our investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of our marketable debt securities at September 30, 2000, we do not believe a hypothetical 10% adverse change in quoted market prices would be material to our results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (c) Recent Sales of Unregistered Securities:

          During the three month period ended September 30, 2000, we have issued and sold unregistered securities as follows:

          We issued an aggregate of 150,000 shares of Series A 9% convertible preferred stock in a private placement on September 5, 2000 to Verizon Communications for an aggregate purchase price of $150,000,000. The shares we issued constitute restricted securities within the meaning of Rule 144 promulgated under the Securities Act of 1933.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     The following exhibits are included as part of this Report:

Exhibit
 No.      Description of Exhibit
 ---      ----------------------

3.3 Certificate of Designation of 9% Convertible Preferred Stock of NorthPoint Communications Group, Inc.

10.43 Amendment to Credit Agreement dated as of August 29, 2000 among NorthPoint Communications, Inc., NorthPoint Communications Group, Inc., Certain Subsidiaries of NorthPoint Communications, Inc., as Guarantors, Various Lenders, Goldman Sachs Credit Partners, L.P., Canadian Imperial Bank of Commerce, and Newcourt Commercial Financial Corporation

27.1      Financial Data Schedule for the three months ended September 30, 2000.

     (b)  Reports on Form 8-K:

     Form 8-K filed August 8, 2000, Item Nos. 5 and 7, announcement of entering into an Agreement and Plan of Merger dated as of August 8, 2000, among Bell Atlantic Corporation (d/b/a Verizon Communications), Verizon Ventures I Inc., Verizon Ventures II, Inc. and NorthPoint Communications Group, Inc.

     Form 8-K filed August 15, 2000, Item Nos. 5 and 7, attaching the Agreement and Plan of Merger dated as of August 8, 2000, among Bell Atlantic Corporation (d/b/a Verizon Communications), Verizon Ventures I Inc., Verizon Ventures II, Inc. and NorthPoint Communications Group, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHPOINT COMMUNICATIONS GROUP, INC.
                                     Registrant


Dated: November 20, 2000                By: /s/   ELIZABETH A. FETTER
                                        --------------------------------------
                                                Elizabeth A. Fetter
                                                Chief Executive Officer and
                                                President

Dated: November 20, 2000                By: /s/   MICHAEL P. GLINSKY
                                        --------------------------------------
                                                Michael P. Glinsky
                                                Executive Vice President and
                                                Chief Financial Officer